Form 10KSB
period 1997-12-31
CHAPMAN HOLDINGS INC
filed 1998-03-24
CIK 1051430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-23587

                             CHAPMAN HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Maryland                                52-2069777
-------------------------------               ---------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)               Identification No.)

          401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (410) 625-9656
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year were:  $2,991,801.

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 6, 1998 was $10,468,190.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of Common Stock of the registrant as of March 6, 1998 was 2,953,622.

Transitional Small Business Disclosure Format (check one).  Yes     No X

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                                      Page
                                                                      -----
PART I .............................................................    3

   ITEM 1. DESCRIPTION OF BUSINESS .................................    3

   ITEM 2. DESCRIPTION OF PROPERTY .................................    8

   ITEM 3. LEGAL PROCEEDINGS .......................................    8

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....    8

PART II ............................................................    9

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS     9

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   11

   ITEM 7. FINANCIAL STATEMENTS ....................................   16

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................   29

PART III ...........................................................   29

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
           EXCHANGE ACT ............................................   29

   ITEM 10. EXECUTIVE COMPENSATION .................................   31

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .............................................   32

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........   32

   ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K ................   35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         On December 29, 1997, Chapman Holdings, Inc., a newly formed Maryland corporation (the "Company"), effected a tax-free holding company reorganization pursuant to which The Chapman Co. became a wholly-owned direct subsidiary of the Company. On February 26, 1998, immediately prior to the closing of the sale of 964,387 shares (the "Shares") of the Company's Common Stock, par value $0.001 per share (the "Common Stock") in connection with the Company's initial public offering ( the "Offering"), the Company effected a tax-free spin-off transaction pursuant to which two former wholly-owned subsidiaries of The Chapman Co., Chapman Capital Management, Inc ("CCM") and The Chapman Insurance Agency Incorporated ("CIA"), became wholly-owned subsidiaries of separate holding companies and the stock of such holding companies was distributed to the then existing stockholders of the Company (the "Spin-off"). Unless otherwise indicated, all references to the Company herein and the information set forth in this report give effect to the Spin-off. Unless otherwise indicated, all references to the Company herein refer to Chapman Holdings, Inc. and its wholly-owned direct subsidiary, The Chapman Co.

         The Company is an African-American owned and controlled full service securities brokerage and investment banking firm. Through its wholly-owned subsidiary, The Chapman Co., the Company is registered as a broker-dealer with the Commission and in 24 states and the District of Columbia, and is a member firm of the NASD. The Company is headquartered in Baltimore, Maryland and has sales offices in Birmingham, Alabama; Memphis, Tennessee; Chicago, Illinois; Dallas, Texas; and Philadelphia, Pennsylvania. The Company's principal executive offices are located at The World Trade Center--Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, MD 21202 and its telephone number is (410) 625-9656. The Company was incorporated in the State of Maryland on December 12, 1997. Its wholly-owned subsidiary, The Chapman Co., was incorporated in Maryland in 1986.

         The Company's primary sources of revenue are derived from brokerage services, corporate finance, and government finance activities. These activities are supported by the Company's research capabilities.

Brokerage Services

         The Company provides brokerage services to institutional and retail clients. Commissions are charged to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Company's primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Company's institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Company maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 40% and 30% of the Company's revenue during 1997 and 1996, respectively, has been derived from its brokerage business.

         The Company also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where the Company acts as a broker. Approximately 29% and 43% of the Company's revenue during 1997 and 1996, respectively, was derived from secondary market trading.

         As of December 31, 1997, the Company employed six brokers.

         The Company is approved to make markets in the securities of five companies. To date, the Company's ability to engage in any significant over-the-counter market-making activities has been limited by its capital position.

Corporate Finance

         To date, the Company's corporate finance activities have been limited primarily to participation in syndicates. The Company has been a member of over 200 underwriting syndicates for corporate issues, substantially all of which were equity offerings. In the last three years, the number of transactions in which the Company participated declined primarily due to the limitations imposed by applicable net capital rules. During 1997 and 1996, approximately 16% and 19%, respectively, of the Company's revenue was derived from corporate finance transactions. In each of these periods, over half of the Company's revenue from corporate finance transactions was derived from the sale of the stock of DEM, Inc. for which the Company was the sole underwriter. DEM, Inc. is a publicly-traded closed-end company managed by CCM, a former subsidiary of the Company.

Government Finance

         The Company participates in the tax-exempt public finance market and has managed, primarily as co-manager, over 200 transactions in 17 states and the District of Columbia, including approximately 35 transactions in the past two years. Over half of the total dollar amount of these transactions has been with jurisdictions located in Maryland, Illinois, Texas and Pennsylvania.

         During 1997 and 1996, approximately 13% and 7%, respectively, of the Company's revenue was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Company currently employs two investment bankers whose primary responsibility is the development of the Company's public finance business.

         In 1996, the Company participated as a selling group member in one direct offering of debt of the Tennessee Valley Authority. The Company has also participated in syndicates of other government agencies.

Research

         The Company currently employs three research analysts and provides research primarily on selected DEM companies. The Company intends to substantially increase the number of DEM companies covered by its research.

         The Company has created the DEM Index which tracks the results of certain of those companies meeting the DEM profile. The Company believes that inclusion of a DEM company in the DEM Index offers certain advantages such as facilitating identification by fund managers and other institutions seeking to invest in minority or women controlled businesses. The Company will seek to earn fees from subscriptions to the DEM Index and the sale of limited information regarding the companies included in the DEM Index.

Clearing Agent and Customer Credit

         The Company currently utilizes the services of RPR Clearing Services, Inc. as its clearing agent on a fully disclosed basis (the "Clearing Agent"). The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000.

         The services of the Clearing Agent include billing, credit control, receipt and custody and delivery of securities. The Clearing Agent provides the operational support necessary to process, record and maintain securities transactions for the Company's brokerage and distribution activities. The total cost of the Clearing Agent's services to the Company is less than the cost the Company would incur to provide these services itself.

         The Clearing Agent lends funds to the Company's customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of the Company's clearing agreement, the Company indemnifies the Clearing Agent for any loss on these credit arrangements. As of December 31, 1997, the Company had approximately $1.66 million of margin credit outstanding to its customers through its Clearing Agent. There have been no defaults on margin loans in the last two years. The net interest income to the Company from margin activities for the years ending December 31, 1996 and 1997 was not material.

Government Regulation

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Commission and various state agencies and self-regulatory organizations, such as the NASD. The Company is registered as a broker-dealer with the Commission and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the Commission as the Company's primary regulator. The NASD adopts rules (which are subject to approval by the Commission) that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is registered as a broker-dealer in 24 states and the District of Columbia.

         Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

         The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

         The Company's mutual fund distribution business is subject to extensive regulation as to its duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Investment Company Act of 1940, as amended (the "1940 Act"), and the regulations of the NASD. As discussed above, the Company is an NASD member. The NASD has prescribed rules (Rule 2830 of the NASD Conduct Rules) with respect to maximum commissions, charges and fees related to investment in any open-end investment company registered under the 1940 Act.

         Net Capital Requirements

         As a registered broker-dealer and a member firm of the NASD, the Company is subject to the net capital rule of the Commission. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker- dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. The Company has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. At December 31, 1997, the Company had net capital and a net capital requirement of $269,509 and $100,000, respectively. The Company's net capital ratio was .88 to 1.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the Commission and other regulatory bodies and ultimately may require its liquidation. The Company entered into a consent agreement with the NASD regarding alleged violations of the net capital rules in late 1993 and early 1994. Pursuant to such agreement, the Company and Mr. Chapman were jointly fined $30,000 and Mr. Chapman was suspended from association with the Company for 10 days. The Company has exceeded all net capital requirements since such alleged violations. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage (currently 120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of the Company's brokerage subsidiary that require the intensive use of capital, such as underwriting and trading activities, and also could restrict the Company's ability to withdraw capital from its operating subsidiary, which in turn, could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

Competition

         The Company encounters intense competition in all aspects of its securities business and competes directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Company believes that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, including their ability to effectuate a firm's commitments, and the quality, range and relative prices of services and products offered.

         Although the Company may expand the financial services it can offer to its customers, it does not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

         Domestic Emerging Markets

         To compete effectively in the investment banking and brokerage market, the Company intends to implement its Domestic Emerging Markets, or DEM, strategy pursuant to which the Company will market financial services, primarily investment banking services to domestic companies that are owned or controlled by African-Americans, Asian-Americans, Hispanic/Latino Americans or women. As part of the DEM strategy, the Company will seek to make markets in the stocks of selected DEM companies. The Company believes that the DEM market is underserved and its DEM strategy will permit the Company to develop a market niche for its corporate finance business.

         The Company has identified in excess of 150 DEM companies and intends to establish relationships with such companies that are seeking to raise additional equity or debt financing. Management currently anticipates that the typical client will be a small capitalization company traded in the over-the-counter market or a privately held company undertaking an initial public offering. While the size of any particular offering may vary, the Company anticipates that most such transactions would range from $2 million to $15 million. The Company will seek to manage or co-manage a substantial portion of these underwritings in which it participates.

         The Company's ability to implement its DEM strategy in the context of corporate underwritings will be dependent upon its ability to identify potential clients fitting the DEM company profile and convincing such potential clients that the Company is the right investment banking firm for their needs. There can be no assurance that the Company will be successful in this regard. The Company has not conducted any independent research to test the marketability of the DEM strategy, nor has the Company engaged in any significant marketing of the strategy. Therefore, while the Company believes the concept to be viable, the level of market acceptance is largely unknown. The Company intends to devote a substantial amount of its resources to the execution of the DEM strategy.

Year 2000 Software Issue

         As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate information that employs dates after December 31, 1999. Management is working with its software vendors to prepare the Company for the year 2000. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to incur material costs to be year 2000 compliant. The Company is, however, still analyzing and modifying its systems and requirements. In addition, the Company has relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent such third parties' systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations, or business prospects.

Personnel

         At December 31, 1997, the Company had 26 full-time employees, including 14 registered representatives. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal executive offices of the Company are located at The World Trade Center--Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202 where the Company leases approximately 10,000 square feet of office space. The lease for these premises expires in 2000. The Company leases furniture and equipment from an affiliated entity. See "Certain Relationships and Related Transactions."

ITEM 3.  LEGAL PROCEEDINGS

         Many aspects of the Company's business involve substantial risks of liability, including exposure under federal and state securities laws in connection with the underwriting and distribution of securities. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions which generally seek rescission and substantial damages. Additionally, securities brokerage firms become parties to arbitrations brought by dissatisfied customers in the general course of business. The Company has been and is currently a party to such proceedings, none of which has resulted or is expected to result in any material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is quoted on The Nasdaq SmallCap Market ("Nasdaq") under the symbol "CMAN." Trading of the Company's Common Stock on Nasdaq commenced on February 27, 1998. As of March 6, 1998, there were approximately 350 record holders of the Company's Common Stock.

Dividend Policy

         The Company has never declared or paid cash or other dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, if any, its financial condition, and other relevant factors. The Company intends to retain any earnings in the foreseeable future for the Company's continued growth. The Company's ability to pay dividends in the future also may be restricted by regulatory limitations on the ability of its wholly-owned subsidiary to pay dividends due to its obligation to comply with the net capital requirements imposed on broker-dealers under both Commission and NASD rules.

Recent Sales Of Unregistered Securities

         During the fiscal year ended December 31, 1997, the following securities were issued by the Company without registration under the Securities
Act:

         On December 12, 1997, in connection with the organization of the Company, the Company issued one share of Common Stock, to Nathan A. Chapman, Jr. for an aggregate price of $8.00. This transaction was exempt from registration under the Securities Act under Section 4(2) because it did not involve a public offering. Such transaction was completed without an underwriter.

         On December 22, 1997, the Company issued 196,594 shares of Common Stock to Mr. Chapman in consideration for which Mr. Chapman contributed a warrant for 1,048,500 shares of The Chapman Co., currently the Company's wholly-owned subsidiary, then exercisable at a price of $0.10 per share. This transaction was exempt from registration under the Securities Act under Section 4(2) because it did not involve a public offering. Such transaction was completed without an underwriter.

         On December 29, 1997, the Company issued 1,792,640 shares of Common Stock to 19 former stockholders of The Chapman Co. in a statutory merger pursuant to a vote of the security holders of The Chapman Co. Specifically, a wholly-owned subsidiary of the Company was organized and merged into The Chapman Co. with The Chapman Co. surviving the merger as a wholly-owned subsidiary of the Company. All shares of Common Stock, Preferred Stock and Preferred Stock--Series B of The Chapman Co. that were outstanding prior to the merger automatically converted at the effective time of the merger into shares of Common Stock of the Company. This transaction was exempt from registration under the Securities Act under Section

4(2) because it did not involve a public offering. Such transaction was completed without an underwriter.

Proceeds of the Offering

         The Company's Registration Statement on Form SB-2 (File No. 333-43487) with respect to the Offering was declared effective by the Commission on February 23, 1998. The Offering commenced on February 23, 1998 and terminated on February 26, 1998 after the sale of 964,387 shares of the Company's Common Stock. The managing underwriter of the Offering was The Chapman Co., a wholly-owned subsidiary of the Company. Ferris Baker Watts Incorporated acted as qualified independent underwriter with respect to the Offering but did not participate in any selling efforts. The only class of securities registered or sold in the Offering was Common Stock, par value $0.001 per share. All Shares sold in the Offering were offered on behalf of the Company. The aggregate price to the public of the Shares that were registered was $8,000,000 and the aggregate price to the public of the 964,387 Shares that were sold as of the termination of the Offering was $7,715,096. The net proceeds to the Company from the Offering are $6,875,039 after deductions for the underwriting discount and qualified independent underwriter fee of $540,057 and offering expenses estimated at $300,000. None of the proceeds of the offering are specifically designated for direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net proceeds of the Offering have not yet been applied by the Company and, pending such application, will be invested principally in United States government securities, short-term certificates of deposit, money market funds or other short-term interest-bearing investments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This Report contains certain forward-looking statements including: (i) anticipated trends in the Company's financial condition and results of operations; (ii) the Company's business strategy for future growth in the market, including the Company's plans regarding anticipated hiring and the opening of new offices; and (iii) the Company's ability to distinguish itself from its current and future competitors through the implementation of its DEM strategy. When used in this Report, the words "believes," "intends," "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are largely based on the Company's current expectations and are subject to a number of risks and uncertainties. Important factors to consider in evaluating such forward-looking statements include: (i) general securities business risks such as general market volatility and reactions of market participants to adverse economic news that can have a larger impact on the small-cap markets in which the Company participates than on the overall market;
(ii) the Company's ability to manage expenses incurred in connection with its growth; (iii) changes in external competitive market factors that might impact trends in the Company's results of operations including efforts by better capitalized firms to exploit the DEM market niche; (iv) the success of the Company's DEM strategy; (v) the Company's dependence on key personnel; (vi) risks of increased government regulation and compliance issues with existing regulation including the net capital requirements; and (vii) unanticipated working capital and other cash requirements. In light of these risks and uncertainties, actual results could differ materially from the forward-looking statements contained in this Report.

Overview and General Industry Conditions

         The Company's primary sources of revenue are commissions earned from brokerage services and fees earned from corporate finance and government finance activities. The Company's principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, competitive conditions, transaction volume and market liquidity. Consequently, brokerage commission revenue and investment banking fees can be volatile. While the Company seeks to maintain cost controls, a significant portion of the Company's expenses are fixed and do not vary with market activity. As a result, substantial fluctuations can occur in the Company's revenue and net income from period to period. Unless otherwise indicated, in this section, references to years are to fiscal years.

Results of Operations

         The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.

                                                          Year Ended December 31,
                                        ----------------------------------------------------
                                               1996                       1997
                                        -------------------------   ------------------------
                                                    Percentage of              Percentage of
                                         Amounts    Total Revenue   Amounts    Total Revenue
                                        ----------  --------------  -------    -------------
Revenue:
Commissions .........................   $2,553,098      88.4%    $2,612,251        87.3%
Underwriting and
   management fees ..................      296,757      10.3%       324,826        10.9%
Interest and dividends ..............       37,194       1.3%        54,724         1.8%
                                        ----------     -----     ----------        ----
   Total revenue ....................    2,887,049     100.0%     2,991,801       100.0%
                                        ----------     -----     ----------        ----
Expense:
Compensation and benefits ...........    1.050,193      36.4%     1,120,753        37.4%
Brokerage and clearing fees .........      238,027       8.2%       286,505         9.6%
Communications ......................      164,303       5.7%       154,364         5.2%
Occupancy and equipment .............      422,598      14.6%       355,542        11.9%
Travel and business
   development ......................      177,793       6.2%       210,881         7.0%
Professional fees ...................      154,993       5.4%       103,431         3.5%
Other operating expense .............      162,804       5.6%       269,797         9.0%
                                        ----------     -----     ----------        ----
   Total expense ....................    2,370,711      82.1%     2,501,273        83.6%
                                        ----------     -----     ----------        ----
Income from continuing
   operations .......................      516,338      17.9%       490,528        16.4%
Income tax provision ................      166,000       5.7%       205,000         6.9%
                                        ----------     -----     ----------        ----
Income from continuing
   operations .......................      350,338      12.1%       285,528         9.5%
Income from discontinued
   operations .......................       54,643       1.8%        51,459         1.7%
                                        ----------     -----     ----------        ----
Net income ..........................   $  404,981      14.0%    $  336,987        11.2%
                                        ----------     -----     ----------        ----
                                        ----------     -----     ----------        ----


Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996.

         Total revenue for 1997 increased by $104,752, or 3.6%, to $2,991,801 for 1997 from $2,887,049 for 1996. Revenue increased in each of the Company's three major business areas during 1997.

         Commission revenue increased by $59,153, or 2.3%, to $2,612,251 for 1997 from $2,553,098 for 1996. The increase was primarily due to an increase in sales volume from the Company's existing clients and an increase in the number of clients resulting from the Company's business development activity. The Company's institutional business increased by $128,902, or 12.3%, to $1,175,940 in 1997 from $1,047,038 in 1996.

         Underwriting and management fees increased by $28,069, or 9.5%, to $324,826 for 1997 from $296,757 for 1996. The increase was primarily due to an increase in financial advisory fees from municipalities. The number of municipal finance underwriting syndicates in which the Company participated as a co-manager increased during 1997; however, the Company's municipal finance revenue per transaction was adversely affected by an industry-wide decrease in the amount of management fees paid to co-managers in municipal finance underwriting syndicates.

         Total expense for 1997 increased by $130,562, or 5.5%, to $2,501,273 for 1997 from $2,370,711 for 1996. Total expenses increased to 83.6% of total revenue for 1997 as compared to 82.1% of total revenue for 1996.

         Compensation and benefits increased by $70,560, or 6.7%, to $1,120,753 for 1997 from $1,050,193 for 1996. As a percentage of total revenue, these expenses increased to 37.5% in 1997 from 36.4% in 1996. Compensation expense includes sales commissions paid to brokers on the sale of securities and varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the increase of commissions paid to brokers.

         Brokerage and clearing fees increased by $48,478, or 20.4%, to $286,505 for 1997 from $238,027 for 1996. This increase is attributable to the increase in both sales volume to existing clients and in the number of clients.

         Communication expense decreased by $9,939, or 6.1%, to $154,364 for 1997 from $164,303 for 1996. This decrease was primarily attributable to a change in telephone service providers.

         Occupancy and equipment expense decreased by $67,056, or 15.9%, to $355,542 for 1997 from $422,598 for 1996 due to a reduction of rental overhead allocated to the Company.

         Travel and business development expense increased by $33,088, or 18.6%, to $210,881 for 1997 from $177,793 for 1996 due to increased travel and promotional activities.

         Professional fees decreased by $51,562, or 33.3%, to $103,431 for 1997 from $154,993 for 1996. The Company incurred professional fees in connection with a proposed financing in each period.

         Other operating expense increased by $106,993, or 65.7%, to $269,797 for 1997 from $162,804 for 1996. This increase was attributable to increased advertising, supplies and conference expenses to support the Company's sales programs.

         Income taxes from continuing operations increased by $39,000, or 23.5%, to $205,000 in 1997 from $166,000 for 1996. This increase was due to a lower effective tax rate during the prior comparable period because of the elimination of the valuation reserve related to the full utilization of the net operating loss carryforward.

         Income from continuing operations decreased by $64,810, or 18.5%, to $285,528 for 1997 from $350,338 for 1996.

         Income from discontinued operations decreased by $3,184, or 5.8%, to $51,459 for 1997 from $54,643 for 1996.

         Net income decreased by $67,994, or 16.8%, to $336,987 for 1997 from $404,981 for 1996.

Liquidity and Capital Resources

         The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of December 31, 1997 was $2,863,586.

          As a broker-dealer, the Company is subject to the net capital rules of the NASD. As such, the Company is subject to certain restrictions on the use of capital and its related liquidity. The Company's net capital position as of December 31, 1997 was $269,509, which was $169,509 in excess of the Company's minimum net capital requirement.

         The Company's cash and cash equivalents was $211,342 as of December 31, 1997. The decrease in cash and cash equivalents was primarily due to the use of $217,500 to repurchase common stock of The Chapman Co. during 1997.

         Historically, the Company has financed its operations through the private placement of equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. The Company intends to use debt prudently in the future and may seek to arrange for lines of credit.

         On February 26, 1998, the Company consummated an initial public offering, the Offering, of its Common Stock pursuant to which the Company received net proceeds of approximately 6,875,000. The net proceeds from the Offering are invested in U.S. government securities, short term certificates of deposit, money market funds and other short-term interest-bearing investments.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as the Company's regulatory capital requirements. The Company believes that its capital structure is adequate for current operations.

Effects of Inflation

         Market prices of securities are generally influenced by changes in inflation. Moreover, the rate of inflation affects the Company's expenses, such as employee compensation, occupancy expenses and communications costs, which may not be readily recoverable in the prices of services offered to the Company's customers. To the extent inflation results in rising interest rates or has adverse effects upon the securities markets, it may adversely affect the Company's financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Chapman Holdings, Inc:

We have audited the accompanying consolidated balance sheet of Chapman Holdings, Inc. and Subsidiaries (a Maryland corporation) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapman Holdings, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

                                                     /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland,
  February 25, 1998

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS OF DECEMBER 31, 1997

ASSETS:
         Cash and cash equivalents ............................................   $  211,342
         Cash deposits with clearing organization .............................       40,116
         Investments, available for sale ......................................      169,306
         Receivables from brokers and dealers .................................      322,303
         Receivables from discontinued operations .............................      800,672
         Receivables from affiliates ..........................................          245
         Advances to officer/employee .........................................      176,051
         Office equipment, net ................................................       17,343
         Prepaids and other assets ............................................       81,338
         Net assets from discontinued operations ..............................    1,044,870
                                                                                  ----------
                           Total assets .......................................   $2,863,586
                                                                                  ----------
                                                                                  ----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
         Accounts payable and accrued expenses ................................   $   68,864
         Accrued compensation .................................................       68,910
         Deferred rent ........................................................       89,048
         Payable to affiliated partnership ....................................        9,846
         Income taxes payable .................................................      205,837
         Net liabilities from discontinued operations .........................    1,172,387
                                                                                  ----------
                           Total liabilities ..................................    1,614,892
                                                                                  ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value, 20,000,000 shares authorized,
                  1,989,235 shares issued and outstanding .....................        1,989
         Additional paid-in capital ...........................................    1,091,461
         Retained earnings ....................................................      155,244
                                                                                  ----------
                           Total stockholders' equity .........................    1,248,694
                                                                                  ----------
                           Total liabilities and stockholders' equity .........   $2,863,586
                                                                                  ----------
                                                                                  ----------



 The accompanying notes are an integral part of this consolidated balance sheet.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                 1996         1997
                                                                              ----------   ----------
REVENUE:
         Commissions ......................................................   $2,553,098   $2,612,251
         Underwriting and management fees .................................      296,757      324,826
         Interest and dividends ...........................................       37,194       54,724
                                                                              ----------   ----------
              Total revenue ...............................................    2,887,049    2,991,801
                                                                              ----------   ----------
EXPENSE:
         Compensation and benefits ........................................    1,050,193    1,120,753
         Floor brokerage and clearing fees ................................      238,027      286,505
         Communications ...................................................      164,303      154,364
         Occupancy, equipment rental, and depreciation ....................      422,598      355,542
         Travel and business development ..................................      177,793      210,881
         Professional fees ................................................      154,993      103,431
         Other operating expense ..........................................      162,804      269,797
                                                                              ----------   ----------
              Total expense ...............................................    2,370,711    2,501,273
                                                                              ----------   ----------
              Income from continuing operations before income tax
                   provision ..............................................      516,338      490,528

INCOME TAX PROVISION ......................................................      166,000      205,000
                                                                              ----------   ----------
              Income from continuing operations ...........................      350,338      285,528

INCOME FROM DISCONTINUED OPERATIONS, net of income
         taxes of $44,000 and $40,000, respectively .......................       54,643       51,459
                                                                              ----------   ----------
              Net income ..................................................   $  404,981   $  336,987
                                                                              ----------   ----------
                                                                              ----------   ----------
BASIC EARNINGS PER SHARE DATA:
         Income from continuing operations ................................   $     0.17   $     0.14
         Income from discontinued operations ..............................         0.03         0.03
                                                                              ----------   ----------
              Net income ..................................................   $     0.20   $     0.17
                                                                              ----------   ----------
                                                                              ----------   ----------
         Weighted average shares outstanding                                   1,994,780    2,001,914
                                                                              ----------   ----------
                                                                              ----------   ----------
DILUTED EARNINGS PER SHARE DATA:
         Income from continuing operations ................................   $     0.16   $     --
         Income from discontinued operations ..............................         0.02         --
                                                                              ----------   ----------
              Net income ..................................................   $     0.18   $     --
                                                                              ----------   ----------
                                                                              ----------   ----------
         Weighted average shares outstanding ..............................    2,191,374         --
                                                                              ----------   ----------
                                                                              ----------   ----------

  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                    Retained
                                                                   Additional       Earnings        Total
                                                      Common          Paid-In     (Accumulated   Stockholders'
                                                       Stock          Capital        Deficit)       Equity
                                                     -----------    -----------    -----------    -----------
BALANCE, December 31, 1995 .......................   $     2,005    $ 1,540,445    $  (586,724)   $   955,726


  Net income .....................................          --               --        404,981        404,981

  Purchase of 59,750 shares of stock..............           (60)      (231,440)          --         (231,500)
                                                     -----------    -----------    -----------    -----------
BALANCE, December 31, 1996 .......................         1,945      1,309,005       (181,743)     1,129,207

  Net income .....................................          --             --          336,987        336,987

  Purchase of 152,250 shares of stock ............          (152)      (217,348)          --         (217,500)

  Issuance of 196,594 shares of stock in
  exchange for a stock warrant ...................           196           (196)          --             --
                                                     -----------    -----------    -----------    -----------
BALANCE, December 31, 1997 .......................   $     1,989    $ 1,091,461    $   155,244    $ 1,248,694
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                             1996         1997
                                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income ....................................................................   $ 404,981    $ 336,987
         Adjustments to reconcile net income to net cash (used in)
                  provided by operating activities:
                  Effect from changes in assets and liabilities-
                           Receivables from brokers and dealers ........................      12,808     (228,743)
                           Deposits with clearing organization .........................        --         (5,116)
                           Receivables from affiliates .................................        (165)         (45)
                           Receivables from discontinued operations ....................    (338,354)    (118,029)
                           Advances to officer/employee ................................     (19,656)     (66,378)
                           Prepaids and other assets ...................................      17,713      (24,330)
                           Net assets from discontinued operations .....................    (790,668)     112,586
                           Payable to clearing organization ............................     (11,261)        --
                           Accounts payable and accrued expenses .......................      (5,334)     (24,104)
                           Accrued compensation ........................................      24,524       (7,461)
                           Payable to affiliated partnership ...........................      19,692      (49,230)
                           Income taxes payable ........................................     140,341       55,496
                           Net liabilities from discontinued operations ................     788,286      (28,958)
                                                                                           ---------    ---------
                                    Net cash provided by (used in) operating
                                    activities .........................................     242,907      (47,325)
                                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of office equipment ..................................................      (2,150)      (9,785)
         Investment in affiliate .......................................................       3,000         --
         Purchase of investments .......................................................    (147,500)     (11,806)
                                                                                           ---------    ---------
                                    Net cash used in investing activities ..............    (146,650)     (21,591)
                                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of stock .............................................................    (231,500)    (217,500)
                                                                                           ---------    ---------
                                    Net cash used in financing activities ..............    (231,500)    (217,500)
                                                                                           ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................................    (135,243)    (286,416)

CASH AND CASH EQUIVALENTS, beginning of year ...........................................     633,001      497,758
                                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of year .................................................   $ 497,758    $ 211,342
                                                                                           ---------    ---------
                                                                                           ---------    ---------



  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Chapman Holdings, Inc. (the "Company") provides securities brokerage and investment banking services. The Company, during December 1997, became the parent of a wholly-owned subsidiary, The Chapman Co. ("Chapman") and its two subsidiaries, Chapman Capital Management, Inc. ("CCM") and Chapman Insurance Agency, Incorporated ("CIA") pursuant to the merger of a newly formed wholly-owned subsidiary of the Company into Chapman. CCM and CIA will be spun off from Chapman as part of a planned initial public offering ("IPO"), with Chapman being the remaining subsidiary. The IPO will be on a best efforts basis conditioned upon the sale of a minimum of 850,000 shares of common stock and a maximum of 1,000,000 shares of common stock. The proceeds of the IPO will be used to expand the Company's regulatory capacity to participate in corporate and public finance transactions, for working capital to support the planned growth of its business and other general corporate purposes.

The Company's operations are subject to certain risks, including the Company's recently launched new strategic initiative it calls "Domestic Emerging Markets," and the unproven nature of this strategy and its dependence on key personnel.

The Company allocates compensation, benefits and other costs to CCM and CIA on a proportional allocation cost method which management believes is reasonable. Compensation and benefits are allocated based on management's estimate of the percentage of time employees spend performing services for CCM and CIA. Other costs, consisting of communications, occupancy and administrative support, are allocated based on estimated usage by CCM and CIA.

Basis of Presentation

The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are primarily invested in money market funds.

Investments

Investments as of December 31, 1997, consist primarily of certificates of deposit in which cost approximates market. All investments are classified as available for sale.

Financial Instruments

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value.

Earnings Per Share

As of December 31, 1997, the Company adopted the Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, a company must disclose basic earnings per share (the principal difference being that common stock equivalence would not be considered in the compilation of basic earnings per share) and diluted earnings per share. The Company adopted this pronouncement which required restatement of all prior periods presented.

Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares issuable upon the exercise of stock warrants, using the treasury stock method and the estimated IPO price of $8.00 per share. During 1997, the warrant outstanding was exchanged for shares of stock of Chapman Holdings, Inc. The weighted average shares outstanding is calculated as follows:

                                                      For the Years Ended December 31,
                                                      --------------------------------
                                                             1996           1997
                                                          ---------      ---------
Weighted average common shares outstanding ............   1,994,780      2,001,914
Dilutive effect of warrants outstanding ...............     196,594           --
                                                          ---------      ---------
                                                          2,191,374      2,001,914
                                                          ---------      ---------
                                                          ---------      ---------

New Accounting Standard

During 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which becomes effective during the Company's 1998 fiscal year. Under SFAS No. 131, a company must disclose certain information about the operating segments in the consolidated financial statements of the company and information about their products and services, the geographic areas in which they operate, and their major customers. The Company is still reviewing the effects of adoption of this pronouncement and does not expect the adoption of this pronouncement to have a material effect on its financial statement presentation.

Commission Revenues

The Company records commission revenues and related expenses on a trade date basis.

Underwriting and Management Fees

The Company records underwriting and management fee revenues and the related expenses on a trade date basis.

Volatility of Business

The Company's revenues and operating results may fluctuate from month to month, quarter to quarter and year to year due to a combination of factors, including the number of underwriting transactions in which the Company participates, access to public markets for companies in which the Company has invested as a principal, the level of institutional and retail brokerage transactions, variations in expenditures for personnel, litigation expenses and expenses of establishing new business units. The Company's revenues from an underwriting transaction are recorded only when the underwritten security commences trading; accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's operating results. As a result, the Company could experience losses if demand for the above transactions declines faster than the Company's ability to change its cost structure.

Office Equipment

Office equipment is depreciated using the straight-line method over the estimated useful life of 3 to 5 years. As of December 31, 1997, accumulated depreciation was $14,502.

Transactions With Clearing Organization

The Company is required to have cash on deposit with its clearing agent for general trading purposes. In addition, receivables from and payables to the clearing organization arise from cash settlements on ordinary trading activity and clearing expenses.

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company and its subsidiaries files consolidated Federal tax returns on a cash basis.

CCM Acquisition

In December 1996, CCM started DEM-MET, a tax-exempt pooled interest trust for qualified employee benefit plans. As part of the start-up of this trust, CCM entered into a noncompete agreement for $300,000 and paid $640,000 in cost related to starting the trust. These amounts, net of accumulated amortization, are included in net assets from discontinued operations in the accompanying consolidated balance sheets.

2.       SPIN OFF OF OPERATIONS:

On December 29, 1997, the Company, a newly formed Maryland corporation, effected a tax-free holding company reorganization pursuant to which Chapman became a wholly-owned direct subsidiary of the Company. On or before the closing of a sale of the minimum number of shares to be sold in the IPO, the Company intends to effect a tax-free spin-off transaction in which Chapman's two wholly-owned subsidiaries, CCM and CIA, will become separate stand-alone corporations, and the stock of such companies will be distributed to the existing stockholders of the Company. The financial position and results of operations of CCM and CIA are reflected on the accompanying consolidated balance sheets and consolidated statements of operations as net assets and net liabilities from discontinued operations and income from discontinued operations, respectively.

Assets and liabilities as of December 31, 1997, of the operations to be spun off are listed below:

                                                                          1997
                                                                      ----------
Cash and cash equivalents ..................................          $    8,712
Management and underwriting receivables ....................             253,002
Related party receivables ..................................              67,089
Office equipment, net ......................................               5,204
Prepaids and other assets, net .............................             710,863
                                                                      ----------

                                                                      $1,044,870
                                                                      ----------
                                                                      ----------
Accounts payable and accrued expenses ......................          $  130,189
Due to officer .............................................              60,000
Due to affiliate ...........................................              31,526
Due to parent company ......................................             800,672
Non-compete agreement payable ..............................             150,000
                                                                      ----------
                                                                      $1,172,387
                                                                      ----------
                                                                      ----------

3.       CAPITAL STOCK:

The common stock activity included in the accompanying consolidated financial statements has been restated to reflect the one-for-five share exchange of stock related to the merger of Chapman into the Company. As such, all share data related to Chapman prior to the merger has been restated at the Company's stock conversion amounts.

4.       COMMITMENTS AND CONTINGENCIES:

The Company has entered into an operating lease agreement for office facilities which expires on October 15, 2000. Rent expense under this agreement was $209,052 in 1996 and 1997. The aggregate minimum future annual rental for the following fiscal years ending December 31 is as follows:

1998 ................................................      $219,954
1999 ................................................       252,660
2000 ................................................       200,022

In addition, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company. This lease agreement includes scheduled rent increases which are recognized on a straight-line basis. As of December 31, 1997, the Company recorded $89,048 in deferred rent relating to this straight-line basis of rent expense recognition.

The Company leases furniture and equipment from the Chapman Limited Partnership I (the Partnership), an entity in which certain officers and stockholders of the Company are partners. The lease requires monthly payments of $9,846 and contains one year renewable terms, at the option of the Company, through September 2000, at which time the Company can purchase the furniture and equipment at fair value. Rent expense under this lease agreement was $118,152 in 1996 and 1997, of which $9,846 is payable to the Partnership as of December 31, 1997.

The Company clears all transactions for its brokerage customers through its clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to the Company's brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Pursuant to the terms of the agreement between the Company and the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, the Company would be obligated to indemnify the clearing agent for any resulting losses. As of December 31, 1997, the Company has approximately $1.7 million of margin credit outstanding to its customers through its clearing agent.

Securities brokerage firms become parties to arbitrations brought by dissatisfied customers in the general course of business. The Company has been and is currently a party to such proceedings, none of which has resulted or which management believes will result in any material liability.

5.       INCOME TAXES:

As of December 31, 1997, there was a deferred tax liability of approximately $140,000 related to the Company being on the cash basis of accounting for income tax purposes. For the year ended December 31, 1996, the tax provision of $259,000 is net of a reduction in the valuation reserve of $49,000 as a result of utilization of a net operating loss which was applied against the provision for continuing operations because the net operating loss was generated from continuing operations.

A reconciliation of the statutory income taxes to the recorded income tax provision for the years ended December 31, 1996 and 1997, are as follows:

                                                           1996           1997
                                                        ---------      ---------
Statutory tax (at 34% rate) .......................     $ 209,000      $  97,900
Effect of state income taxes ......................        34,500         26,900
Effect of permanent book to tax differences .......        15,500         20,200
Reduction in valuation reserve ....................       (49,000)          --
                                                        ---------      ---------
Income tax provision ..............................     $ 210,000      $ 245,000
                                                        ---------      ---------
                                                        ---------      ---------

The components of the income tax provision for the years ended December 31, 1996 and 1997, are as follows:

                                                           1996           1997
                                                        ---------      ---------
Current ........................................        $ 183,000      $  97,000
Deferred .......................................           32,000        108,000
Discontinued operations ........................           44,000         40,000
Reduction in valuation service .................          (49,000)          --
                                                        ---------      ---------
Income tax provision ...........................        $ 210,000      $ 245,000
                                                        ---------      ---------
                                                        ---------      ---------

6.       REGULATORY REQUIREMENTS:

Pursuant to the requirements of the Securities and Exchange Commission's (SEC) Uniform Net Capital Rule (Rule 15c3-1), the Company is required to maintain net capital, as defined, of not less than $100,000 as of December 31, 1997, and a ratio of aggregate indebtedness to net capital, as defined, not to exceed 15 to
1. As of December 31, 1997, the Company had excess net capital of $169,509 and a ratio of aggregate indebtedness to net capital of .9 to 1.

The Company is subject to compliance with various SEC and National Association of Securities Dealers, Inc. (NASD) regulations. Also, the NASD periodically reviews the Company's records and procedures for compliance with its requirements. Any acts of noncompliance may subject the Company to fines and other punitive remedies and may significantly effect the Company's ability to operate.

7.       STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURE:

Supplemental cash flow disclosure for the years ended December 31, 1996 and 1997, were as follows:

                                                       1996               1997
                                                     --------           --------
Cash paid-
         Interest ........................           $ 86,616           $  9,341
         Income taxes ....................              5,000            182,232

8.       EMPLOYEE SAVINGS PLAN:

The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the years ended December 31, 1996 and 1997.

 9.   RELATED PARTY TRANSACTIONS:

The Company served as the underwriter for DEM, Inc. (DEM), a registered non-diversified closed-ended management investment company. CCM provides investment advisory and administrative services to DEM under an investment advisory and administrative services agreement which sets forth the services to be provided and the fees to be charged. In 1995, the Company and CCM owned a total of 6,867 shares of DEM-TM-'s stock, with a cost basis of $103,005, which approximated market. In 1996, CCM purchased 196,333 additional shares of DEM-TM-stock and sold the shares recognizing a loss of $108,483. The Company accounted for the DEM-TM- stock at market value.

Listed below are fees and commissions earned from DEM.

                                                      For the Years Ended December 31,
                                                      -------------------------------
                                                           1996          1997
                                                         --------       --------
Included in continuing operations ................       $455,000       $432,008
Included in discontinued operations ..............         53,041        138,614
                                                         --------       --------
                                                         $508,041       $570,622
                                                         --------       --------
                                                         --------       --------

CCM provides investment advisory and administrative services to The Chapman Funds, Inc. (the Funds), an affiliated group of mutual funds, under an investment advisory and administrative services agreement which sets forth the services to be provided and the fees to be charged. The agreement also provides that expense reimbursements be made to the Funds for specified expenses.

As of December 31, 1997, the Company had outstanding advances to its majority stockholder and other employees of $207,578, of which $31,527 is included in discontinued operations.

10.      SUBSEQUENT EVENT:

On February 11, 1998, the Company declared a dividend to the stockholders of the Company, the stock of CCM and CIA. The distribution of the dividend will be to stockholders of record on

February 15, 1998, and will be prior to the closing of the minimum shares sold from the IPO. As of February 25, 1998, the Company had sold the minimum number of shares of the IPO and plan to close on the transaction in the near future.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
         EXCHANGE ACT

Directors and Executive Officers

         The Directors and executive officers of the Company are as follows:

Name                                         Age   Principal Positions
----                                         ----  -------------------
Nathan A. Chapman, Jr .....................   40   President and Chairman of the Board of Directors
Earl U. Bravo, Sr .........................   50   Senior Vice President, Secretary, Assistant
                                                   Treasurer and Director

Lottie H. Shackelford .....................   56   Director
Donald V. Watkins .........................   49   Director
M. Lynn Ballard ...........................   55   Treasurer, Assistant Secretary and Controller


         The Board of Directors has designated an Audit Committee of the Board of Directors consisting of two Directors, that reviews the scope of accounting audits, reviews with the independent auditors the corporate accounting practices and policies and recommend to whom reports should be submitted within the Company, reviews with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and be available to the independent auditors during the year for consultation purposes. The Board of Directors has also designated a Compensation Committee of the Board of Directors consisting of two non-employee Directors, which will review the performance of senior management, recommend appropriate compensation levels and approve the issuance of stock options pursuant to the Company's stock option plan. All Directors and officers of the Company serve until their successors are duly elected and qualify.

         Nathan A. Chapman, Jr. has been President and Chairman of the Board of Directors of the Company since its inception. Mr. Chapman founded the Company's subsidiary, The Chapman Co., in 1986 and has served as its President and Chairman of the Board of Directors since inception. Prior to founding The Chapman Co., Mr. Chapman was a broker for Alex. Brown and Sons from 1982 to 1987. Mr. Chapman is a Certified Public Accountant, a General Securities Principal, Financial and Operations Principal, Registered Options Principal, and Registered Municipal Principal. Mr. Chapman is a Director of DEM, Inc. and The Chapman Funds, Inc.

         Earl U. Bravo, Sr. has been Senior Vice President, Secretary, Assistant Treasurer and a Director of the Company since its inception. Mr. Bravo has been Chief Operating Officer of The Chapman Co. since 1992 and Secretary and Assistant Treasurer since 1997. Mr. Bravo is a General Securities Principal, Financial and Operations Principal, and Registered Representative. Mr. Bravo holds an MBA from the University of Maryland, College Park.

         Lottie H. Shackelford has been a Director of the Company since its inception. Since 1994, Ms. Shackelford has been Executive Vice President of Global USA, a management consulting firm. From 1992 to 1994, Ms. Shackelford worked as an independent political consultant. In 1988 and 1989, Ms. Shackelford was Vice-Chair and Co-Chair, respectively, of the Democratic National Committee. From 1987 to 1989, Ms. Shackelford was Mayor of Little Rock, Arkansas. Ms. Shackelford has graduated from the Harvard University Program for Senior Executives in State and Local Government, the Hendrix College Institute of Politics and the Broadway School of Real Estate and has attended the University of Arkansas at Little Rock School of Law. Ms. Shackelford is a Director of DEM, Inc. and The Chapman Funds, Inc.

         Donald V. Watkins has been a director of the Company since its inception. He has been President of Donald V. Watkins, PC, a law firm located in Birmingham, Alabama since 1973. Mr. Watkins holds a J.D. from the University of Alabama Law School.

         M. Lynn Ballard has been Treasurer, Assistant Secretary and Controller of the Company since its inception. Ms. Ballard has been Controller of The Chapman Co. and Treasurer of CCM since 1988. Ms. Ballard has been Treasurer and Assistant Secretary of The Chapman Co. since 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation paid by the Company during the fiscal years ended December 31, 1997 and 1996, for all services rendered in all capacities to the Company and its subsidiary, to the Chief Executive Officer and each executive officer of the Company that received salary and bonus of $100,000 or more during the fiscal years ended December 31, 1997 and 1996.

                           Summary Compensation Table

                                              Annual Compensation
                                              -------------------
Name and Principal Position           Year    Salary        Bonus
---------------------------           ----   ---------    ---------
Nathan A. Chapman, Jr.(1) .........   1997   $ 159,000    $ 100,000
  Chief Executive Officer .........   1996     144,000         --
Earl U. Bravo, Sr.(1) .............   1997     100,000        5,000
  Senior Vice President ...........   1996   $      (2)   $      (2)


-----------

(1) Includes approximately 50% allocated to CCM and CIA pursuant to certain expense sharing arrangements. See "Certain Transactions."

(2) Annual salary and bonus received by Mr. Bravo in fiscal year ended December 31, 1996 was less than $100,000.

         The Board of Directors of the Company has established the 1998 Chapman Holdings, Inc. Omnibus Stock Plan (the "Plan") to enable the Company to grant equity compensation to the Company's Directors, officers, employees and consultants. The Plan will be administered by the Compensation Committee of the Board of Directors. No securities have been issued pursuant to the Plan as of the date of this Prospectus.

Compliance with Section 16(a) of the Securities Act

         The Company became subject to the requirements of the Securities Act of 1934 upon the effectiveness of its Registration Statement on Form 8-A on February 23, 1998. Inasmuch as this occurred subsequent to the close of the Company's fiscal year on December 31, 1997, the Company's executive officers and directors were not required to file reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock during the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of February 26, 1998, immediately after the closing of the sale of the Company's Common Stock in the Offering, by (i) each person known by the Company to own beneficially 5% or more of its outstanding shares of Common Stock prior to the Offering, (ii) each Director, (iii) the Chief Executive Officer, and (iv) all Directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, subject to community property laws where applicable.

Name and Address of                           Amount and Nature of
Beneficial Owner                              Beneficial Ownership   Percent of Class
-------------------                           --------------------   ----------------
Nathan A. Chapman, Jr .........................   1,828,115 shares        61.9%
401 E. Pratt Street
Baltimore, MD 21202

Earl U. Bravo, Sr .............................       1,900 shares         *

Donald V. Watkins .............................       7,000 shares         *

Lottie H. Shackelford .........................         -0- shares         *

All Directors and Executive ...................   1,837,015 shares        62.2%
Officers as a Group

-----------

*        Represents less than one percent of the outstanding shares of Common
         Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 26, 1998, the Company effected the Spin-off pursuant to which the two former wholly-owned subsidiaries of The Chapman Co., CCM and CIA, became wholly-owned subsidiaries of separate holding companies and the stock of such holding companies was distributed to the existing stockholders of the Company. Investors that purchased Shares in the Offering did not receive stock in either holding company.

         CCM is registered with the Commission as an investment adviser and manages funds for institutional investors and individuals on a separate account basis, for a registered closed-end investment company, DEM, Inc., for two registered open-end investment companies, DEM Equity Fund and The Chapman U.S. Treasury Money Fund, each a portfolio of The Chapman Funds, Inc., and a private group trust for qualified employee benefit plans. As of December 31, 1997, CCM had approximately $430 million in total assets under management. CIA is a variable annuity provider formed primarily to serve retail clients and its operations have not been significant to date.

         Nathan A. Chapman, Jr., the President and Chairman of the Board of Directors of the Company, is the President and Chairman of the Board of Directors of each of CCM, CIA, DEM, Inc. and The Chapman Funds, Inc. and controlling stockholder of CCM and CIA. Earl U. Bravo, Sr., Senior Vice President, Secretary, Assistant Treasurer and a Director of the Company is Secretary, Assistant Treasurer and a Director of CCM and CIA, Secretary and Assistant Treasurer of The Chapman Funds, Inc. and Vice President, Secretary and Assistant Treasurer of DEM, Inc. M. Lynn Ballard, Treasurer, Assistant Secretary and Controller of the Company is Treasurer, Assistant Secretary and Controller of CCM and CIA and Treasurer and Assistant Secretary of DEM, Inc. and The Chapman Funds, Inc. Lottie H. Shackelford, a Director of the Company is a Director of each of DEM, Inc. and The Chapman Funds, Inc.

         The Company is the underwriter, on a best efforts basis, for the sale of DEM, Inc. common stock. The Company was paid $455,000 and $432,008 in management fees and commissions in the years ended December 31, 1996 and December 31, 1997, respectively.

         The Company is the distributor for The Chapman U.S. Treasury Money Fund pursuant to a distribution agreement between the Company and The Chapman Funds, Inc. Such distribution agreement must be extended annually for one year periods by the board of directors of The Chapman Funds, Inc. or it expires by its terms. Further, such agreement is terminable on 60 days notice and terminates automatically upon assignment. The Company receives no compensation for the distribution of shares of The Chapman U.S. Treasury Money Fund.

         The Company is the distributor for the DEM Equity Fund pursuant to a distribution agreement between the Company and The Chapman Funds, Inc. Such distribution agreement must be extended annually for one year periods by the board of directors of The Chapman Funds, Inc. or it expires by its terms. Further, such agreement is terminable on 60 days notice and terminates automatically upon assignment. The Company receives compensation pursuant to a Rule 12b-1 plan in the amount of 0.50% of the average daily net assets per annum of the Investor Shares of the DEM Equity Fund (the "Investor Shares") for selling and administrative services pertaining to the Investor Shares. Further, the Company receives a front-end load of up to 4.75% of the offering price on the sale of the Investor Shares. The Company receives compensation pursuant to a Rule 12b-1 plan in the amount of 0.25% of the average daily net assets per annum of the Institutional Shares of the DEM Equity Fund (the "Institutional Shares") for selling and administrative services pertaining to the Institutional Shares. The Company recently began providing services pursuant to this agreement and no fees have yet been earned by the Company.

         As of December 31, 1997, CCM owed the Company $771,889 as reflected in a 10 year note executed as of October 31, 1997 in the amount of $763,367 which accrues interest at 6.68% per annum. The note requires annual principal payments equal to 10% of the original principal amount of the note.

         The proceeds of this loan, as reflected by the note, were used by CCM to pay start-up costs in connection with its development of a proprietary investment product. The largest amounts owed to the Company by CCM, including this loan and CCM's allocation of shared overhead as set forth below, were $800,672 and $849,662 during fiscal years ended December 31, 1997 and 1996, respectively.

         As of December 31, 1996, Mr. Chapman executed a promissory note to the Company in the amount of $106,923. The promissory note is payable on demand and carries interest at the prime rate. As of December 31, 1997 and December 31, 1996, the Company had outstanding advances to Mr. Chapman of $164,601 and $106,923, respectively. As of February 11, 1998, with the approval of the independent members of the Board of Directors, Mr. Chapman executed a three-year note in the amount of $176,250 which accrues interest at 5.54% per annum and no payments of principal or interest are required until maturity, to replace the note executed December 31, 1996. The Company's advances to Mr. Chapman were used by Mr. Chapman for personal expenses.

         Mr. Chapman is President and Treasurer and Mr. Bravo is Secretary of Chapman General Partner One, Inc., the general partner of Chapman Limited Partnership I (the "Partnership"). The Company leases furniture and equipment from the Partnership. The lease requires monthly payments of $9,846 and contains one year renewable terms, at the option of the Company, through September 2000, at which time the Company can purchase the furniture and equipment at fair value. Rent expense under this lease agreement was $118,152 in each of 1997 and 1996 of which $9,846 and $39,384 were payable to the Partnership as of December 31, 1997 and 1996, respectively. Management believes that the terms of these transactions were substantially as favorable to the Company as those available from non-affiliates. The rent expense under the lease agreement has been shared equally between the Company and CCM.

         The Company shares office space, certain employees and other overhead with certain other entities controlled by Mr. Chapman including CCM and CIA. The Company allocates compensation and benefits expense to CCM and CIA based on actual compensation and benefits expense and the estimated percentage of the employee's time spent performing services for each entity. The Company allocates other expenses based on estimated usage. Pursuant to such allocation arrangements, as of December 31, 1997, CCM owed the Company $28,782. The Company treats such outstanding allocation amounts as normal receivables to be paid in the ordinary course of business. The common management and/or ownership among the Company and other entities controlled by Mr. Chapman may involve potential conflicts of interest.

         The Company and Mr. Chapman have entered into a non-exclusive, royalty-free licensing agreement pertaining to the Company's use of the DEM and Domestic Emerging Markets trademarks that are owned by Mr. Chapman.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT

 NO.                                                    DESCRIPTION

3.1      Articles of Incorporation of the Company. (1)

3.2      By-laws of the Company. (1)

4        Form of Common Stock Certificate. (1)

10.1 $106,922.68 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated December 31, 1996. (1)

10.2     Chapman Holdings, Inc. 1998 Omnibus Stock Plan. (1)

10.3 Fully Disclosed Clearing Agreement between RPR Clearing Services and The Chapman Co. dated April 1, 1993, as amended June 16, 1993 and February 4, 1997. (1)

10.4 Placement Agency Agreement between DEM, Inc. and The Chapman Co. dated May 30, 1997 (1)

10.5 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of The Chapman U.S. Treasury Money Fund and The Chapman Institutional Cash Management Fund dated April 30, 1997. (1)

10.6 Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Equity Fund dated October 28, 1997. (1)

10.7 Equipment Lease Agreement between The Chapman Co. and Chapman Limited Partnership I dated October 1, 1993. (1)

10.8 Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997. (1)

10.9 Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997. (1)

10.10 License Agreement between The Chapman Co. and Nathan A. Chapman, Jr dated December 26, 1997. (1)

10.11 $763,367 Promissory Note to The Chapman Co. from Chapman Capital Management, Inc. dated December 28, 1997. (2)

10.12 Lock-up Agreement between the Company and Nathan A. Chapman, Jr. dated December 28, 1997. (2)

10.13 $176,250 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated February 11, 1998. (2)

21       Subsidiaries of the Company. (1)

24       Power of Attorney. (3)

27       Financial Data Schedule (3)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997.

(2) Incorporated by reference to Pre-Effective Amendment 1 to the Company's Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on February 17, 1998.

(3) Filed herewith.

(b)      Reports on Form 8-K:

         The Company has filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHAPMAN HOLDINGS, INC.

Dated:   March 20,1998            /s/ NATHAN A. CHAPMAN, JR.
                                  -------------------------
                                           Nathan A. Chapman
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                           Title and Capacity                Date
----------                           -------------------               -----
/s/ NATHAN A. CHAPMAN, JR.           President and Director            March 20,1998
----------------------------         (Principal Executive Officer)
Nathan A. Chapman, Jr.

/s/ M. LYNN BALLARD                  Treasurer and Controller          March 20,1998
----------------------------         (Principal Financial Officer
M. Lynn Ballard                      and Principal Accounting
                                     Officer)



The Entire Board of Directors

   Nathan A. Chapman, Jr.
   Donald V. Watkins
   Earl U. Bravo
   Lottie Shackelford

By: /s/ NATHAN A. CHAPMAN, JR.                                         March 20,1998
-----------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX


   EXHIBIT NO.                DESCRIPTION                               PAGE NO.
      24                    Power of Attorney

      27                  Financial Data Schedule
