Form 10QSB
period 1998-03-31
CHAPMAN HOLDINGS INC
filed 1998-05-14
CIK 1051430

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                      ----------------------------------
                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

                                      OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                           Commission File No. 0-23587

                             CHAPMAN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          Maryland                                      52-206977
----------------------------               ------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
       of Incorporation)

          401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
         --------------------------------------------------------------
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:      (410) 625-9656

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes     No  X
                                        ---    ---

As of May 12, 1998, 2,953,622 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ----     -----

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I..................................................................

      ITEM 1      FINANCIAL STATEMENTS..................................
      ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................

PART II.................................................................

      ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS.............
      ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...
      ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K......................

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

         The consolidated financial statements for the three months ended March 31, 1998 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such period. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Form 10-KSB. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997, AND MARCH 31, 1998


                                                                         December 31,    March 31,
                                                                             1997          1998
                                                                         -----------    -----------
                                                                                        (Unaudited)
ASSETS:
    Cash and cash equivalents                                            $   211,342    $ 7,045,772
    Cash deposits with clearing organization                                  40,116         40,116
    Investments, available for sale                                          169,306        170,913
    Receivables from brokers and dealers                                     322,303        144,821
    Receivables from affiliated company                                      800,672        878,430
    Receivables from affiliates                                                  245            408
    Advances to officer/employee                                             176,051        485,318
    Office equipment, net                                                     17,343         17,343
    Prepaids and other assets                                                 81,338         78,740
    Net assets from discontinued operations                                1,044,870         --
                                                                         -----------    -----------
          Total assets                                                   $ 2,863,586    $ 8,861,861
                                                                         -----------    -----------
                                                                         -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses                                $    68,864    $   102,098
    Accrued compensation                                                      68,910         93,100
    Deferred rent                                                             89,048         89,048
    Payable to affiliated partnership                                          9,846         --
    Income taxes payable                                                     205,837        214,934
    Net liabilities from discontinued operations                           1,172,387         --
                                                                         -----------    -----------
          Total liabilities                                                1,614,892        499,180
                                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
       1,989,235 and 2,953,622 shares issued and outstanding,
       respectively                                                            1,989          2,954
    Additional paid-in capital                                             1,091,461      8,015,595
    Retained earnings                                                        155,244        344,132
                                                                         -----------    -----------
           Total stockholders' equity                                      1,248,694      8,362,681
                                                                         -----------    -----------
           Total liabilities and stockholders' equity                    $ 2,863,586    $ 8,861,861
                                                                         -----------    -----------
                                                                         -----------    -----------


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998


                                                                        Three Months Ended
                                                                             March 31,
                                                                    -------------------------
                                                                       1997          1998
                                                                    ----------    -----------
                                                                          (Unaudited)
REVENUE:
    Commissions                                                     $  532,213    $   702,475
    Underwriting and management fees                                    28,851         47,135
    Interest and dividends                                               9,156         55,821
                                                                    ----------    -----------
          Total revenue                                                570,220        805,431
                                                                    ----------    -----------

EXPENSE:
    Compensation and benefits                                          278,936        347,216
    Floor brokerage and clearing fees                                   73,927         89,022
    Communications                                                      41,822         45,312
    Occupancy, equipment rental, and depreciation                       88,724         92,133
    Travel and business development                                     50,168         33,483
    Professional fees                                                   11,085         35,467
    Other operating expense                                             69,410         69,240
                                                                    ----------    -----------
          Total expense                                                614,072        711,873
                                                                    ----------    -----------

          (Loss) income from continuing operations before income
              tax provision                                            (43,852)        93,558

INCOME TAX (BENEFIT) PROVISION                                         (18,326)        38,211
                                                                    ----------    -----------
    (Loss) income from continuing operations                           (25,526)        55,347

LOSS FROM DISCONTINUED OPERATIONS                                       (3,801)         --
                                                                    ----------    -----------
          Net (loss) income                                         $  (29,327)   $    55,347
                                                                    ----------    -----------
                                                                    ----------    -----------
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
    (Loss) income from continuing operations                        $    (0.01)   $      0.02
    Loss from discontinued operations                                    --             --
                                                                    ----------    -----------
          Net (loss) income                                         $    (0.01)   $      0.02
                                                                    ----------    -----------
                                                                    ----------    -----------
    Weighted average shares outstanding                              2,039,914      2,310,697
                                                                    ----------    -----------
                                                                    ----------    -----------

              The accompanying notes are an integral part of these
                            consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                    AND THE THREE MONTHS ENDED MARCH 31, 1998


                                                                            Retained
                                                           Additional       Earnings            Total
                                              Common         Paid-In      (Accumulated      Stockholders'
                                              Stock          Capital        Deficit)            Equity
                                             -------       -----------     ------------     -------------

BALANCE, December 31, 1995                   $ 2,005       $ 1,540,445      $(586,724)      $   955,726

    Net income                                   --               --          404,981           404,981

    Purchase of 59,750 shares of
        stock                                    (60)         (231,440)           --           (231,500)
                                             -------       -----------      ---------       -----------
BALANCE, December 31, 1996                     1,945         1,309,005       (181,743)        1,129,207

    Net income                                   --               --          336,987           336,987

    Purchase of 152,250 shares of
        stock                                   (152)         (217,348)           --           (217,500)

    Issuance of 196,594 shares of
        stock in exchange for a stock
        warrant                                  196              (196)           --              --
                                             -------       -----------      ---------       -----------

BALANCE, December 31, 1997                     1,989         1,091,461        155,244         1,248,694

    Net capital from discontinued
        operations                               --               --          133,541           133,541

    Net proceeds from initial public
        offering of 964,387 shares of
        common stock                             965         6,924,134            --          6,925,099

    Net income                                   --               --           55,347            55,347
                                             -------       -----------      ---------       -----------
BALANCE, March 31, 1998
    (unaudited)                              $ 2,954       $ 8,015,595      $ 344,132       $ 8,862,681
                                             -------       -----------      ---------       -----------
                                             -------       -----------      ---------       -----------



              The accompanying notes are an integral part of these
                            consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                         Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                        1997          1998
                                                                     ----------    -----------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                $  (29,327)   $    55,347
    Adjustments to reconcile net income to net cash (used in)
       operating activities:
       Effect from changes in assets and liabilities-
          Receivables from brokers and dealers                           19,600        177,482
          Receivables from affiliates                                       100           (163)
          Receivables from affiliated company                           (22,624)       (77,758)
          Advances to officer/employee                                  (13,506)      (309,267)
          Prepaids and other assets                                      (4,705)         2,598
          Net assets from discontinued      operations                   42,899      1,044,870
          Accounts payable and accrued expenses                          41,969         33,234
          Accrued compensation                                          (14,507)        24,190
          Payable to affiliated partnership                             (59,076)        (9,846)
          Income taxes payable                                         (156,048)         9,097
          Net liabilities from discontinued operations                   88,572     (1,172,387)
                                                                     ----------    -----------
              Net cash used in operating activities                    (106,653)      (222,603)
                                                                     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                         (9,785)         --
    Equity investment in discontinued operations                            --         133,541
    Purchase of investments                                                 --          (1,607)
                                                                     ----------    -----------
              Net cash (used in) provided by investing activities        (9,785)       131,934
                                                                     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                              --       6,925,099
    Purchase of stock                                                  (217,500)         --
                                                                     ----------    -----------
              Net cash (used in) provided by financing activities      (217,500)     6,925,099
                                                                     ----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                        (333,938)     6,834,430

CASH AND CASH EQUIVALENTS, beginning of year                            497,758        211,342
                                                                     ----------    -----------
CASH AND CASH EQUIVALENTS, end of year                               $  163,820    $ 7,045,772
                                                                     ----------    -----------
                                                                     ----------    -----------



              The accompanying notes are an integral part of these
                            consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chapman Holdings, Inc. (CHI) and its wholly owned subsidiary, The Chapman Company (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The consolidated financial statements for the three months ended March 31, 1997 and 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1997, included in the Company's Form 10-KSB filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

2.    SPIN-OFF OF OPERATIONS:

Effective February 26, 1998, concurrent with CHI's completed initial public offering, CHI spun off two of its wholly owned subsidiaries Chapman Capital Management, Inc. and Chapman Insurance Agency, Inc. See the audited consolidated financial statements and notes thereto as of December 31, 1996 and 1997, included in the Company's Form 10-KSB filed, for a discussion of this transaction.

3.    RELATED PARTY TRANSACTIONS:

In March 1998, the Company advanced the President of the Company approximately $285,000. See the audited consolidated financial statements and notes thereto as of December 31, 1996 and 1997, included in the Company's Form 10-KSB filed, for discussion of other related party transactions.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, fluctuations in interest rates, changes in government regulations, competition, the Company's ability to manage growth in a highly competitive industry, the Company's successful implementation of its expansion plans, the effect on share price of shares eligible for future sale and the ability of the Company to implement its business strategy including the DEM strategy.

         Forward-looking statements are intended to apply only at the time they are made. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

Results of Operations

         The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.


                                                                       Three Months Ended March 31,
                                                        --------------------------------------------------
                                                                  1997                      1998
                                                        ------------------------  ------------------------
                                                              (unaudited)                (unaudited)
                                                                   Percentage of             Percentage of
                                                         Amounts   Total Revenue   Amounts   Total Revenue
                                                        ---------  -------------  ---------  -------------
REVENUE:
Commissions                                             $ 532,213      93.3%      $ 702,475       87.2%
Underwriting and management fees                           28,851       5.1          47,135        5.9
Interest and dividends                                      9,156       1.6          55,821        6.9
                                                        ---------     -----       ---------      -----
     Total revenue                                        570,220     100.0         805,431      100.0
                                                        ---------     -----       ---------      -----

EXPENSE:
Compensation and benefits                                 278,936      48.9         347,216       43.1
Floor brokerage and clearing fees                          73,927      13.0          89,022       11.1
Communications                                             41,822       7.3          45,312        5.6
Occupancy, rental and depreciation                         88,724      15.6          92,133       11.4
Travel and business development                            50,168       8.8          33,483        4.2
Professional fees                                          11,085       1.9          35,467        4.4
Other operating expense                                    69,410      12.2          69,240        8.6
                                                        ---------     -----       ---------      -----
     Total expense                                        614,072     107.7         711,873       88.4
                                                        ---------     -----       ---------      -----

(Loss) income from continuing
  operations                                              (43,852)     -7.7          93,558       11.6
Income tax (benefit) provision                            (18,326)     -3.2          38,211        4.7
                                                         ---------    -----       ---------      -----
(Loss) income from continuing
     operations                                           (25,526)     -4.5          55,347        6.9
Net loss from discontinued operations                      (3,801)     -0.6            --          0.0
                                                         ---------    -----       ---------      -----
Net (loss) income                                        $(29,327)     -5.1%      $  55,347        6.9%
                                                         ---------    -----       ---------      -----
                                                         ---------    -----       ---------      -----

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997.

         Total revenue increased by $235,211, or 41.2%, to $805,431 for the three months ended March 31, 1998 from $570,220 for the prior comparable period. Revenue was higher in each of the Company's three major business areas in the three months ended March 31, 1998 than in the prior comparable period.

         Commission revenue increased by $170,262, or 32.0%, to $702,475 for the three months ended March 31, 1998 from $532,213 for the prior comparable period. The increase was due to a 61.4% increase in commissions on institutional sales and a 124.3% increase in commissions on retail sales as partially offset by a 53.1% decrease in commissions on fixed income sales primarily caused by market conditions. The increase in institutional and retail sales is primarily due to an increase in sales volume with the Company's existing clients and an increase in the number of clients resulting from the Company's business development activities.

         Underwriting and management fees increased by $18,284, or 63.4%, to $47,135 for the three months ended March 31, 1998 from $28,851 for the prior comparable period primarily due to an increase in financial advisory fees from municipalities as partially offset by a decrease in management fees.

         Total expense increased by $97,801, or 15.9%, to $711,873 for the three months ended March 31, 1998 from $614,072 for the prior comparable period. Total expense decreased to 88.4% of total revenue for the three months ended March 31, 1998 as compared to 107.7% of total revenue for the prior comparable period.

         Compensation and benefits increased by $68,280, or 24.5%, to $347,216 for the three months ended March 31, 1998 from $278,936 for the prior comparable period. As a percentage of total revenue, these expenses decreased to 43.1% for the three months ended March 31, 1998 from 48.9% in the prior comparable period. Compensation expense includes sales commissions paid to brokers on the sale of securities and varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the increase of commissions paid to brokers due to increased sales volume and annual salary increases.

         Floor brokerage and clearing fees increased by $15,095, or 20.4%, to $89,022 for the three months ended March 31, 1998 from $73,927 for the prior comparable period primarily due to the increase in the number of clients and in sales volume to existing clients.

         Communication expense increased by $3,490, or 8.3%, to $45,312 for the three months ended March 31, 1998 from $41,822 for the prior comparable period primarily due to price increases in connection with the Company's communications services.

         Occupancy, rental and depreciation expense increased by $3,409, or 3.8%, to $92,133 for the three months ended March 31, 1998 from $88,734 for the prior comparable period.

         Travel and business development expense decreased by $16,685, or 33.3%, to $33,483 for the three months ended March 31, 1998 from $50,168 for the prior comparable period.

         Professional fees increased by $24,382, or 220.0%, to $35,467 for the three months ended March 31, 1998 from $11,085 for the prior comparable period due primarily to the Company's increased use of accounting and tax advisors.

         Other operating expense decreased slightly to $69,240 for the three months ended March 31, 1998 from the prior comparable period.

         Income taxes from continuing operations increased by $56,537 to a $38,211 tax provision in the three months ended March 31, 1998 from a $18,326 tax benefit for the prior comparable period. This increase was due to the increase in net income for the period.

         Net income increased by $80,873 to $55,347 for the three months ended March 31, 1998 from a net loss of $25,526 for the prior comparable period.

Liquidity and Capital Resources

         The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of March 31, 1998 were $8,861,861.

         The Chapman Co., the Company's broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of March 31, 1998 was $244,670 which was $124,670 in excess of its minimum net capital requirement.

         The Company's cash and cash equivalents were $7,045,772 as of March 31, 1998. The increase in cash and cash equivalents was primarily due to the Company's initial public offering during the period.

         Historically, the Company has financed its operations through the private placement of equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. The Company intends to use debt prudently in the future and may seek to arrange for lines of credit.

         On February 26, 1998, the Company consummated an initial public offering, the Offering, of its Common Stock pursuant to which the Company received net proceeds of approximately $6,875,000. The net proceeds from the Offering are invested in U.S. government securities, short term certificates of deposit, money market funds and other short-term interest-bearing investments.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as the Company's regulatory capital requirements. The Company believes that its capital structure is adequate for current operations.

                                     PART II

                                OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Registration Statement on Form SB-2 (File No. 333-43487) with respect to the Offering was declared effective by the Commission on February 23, 1998. As of March 31, 1998, the Company has applied $1 million of the net proceeds of the Offering to working capital and general corporate purposes. The remainder of the net proceeds have not yet been applied by the Company and, pending such application, will be invested principally in United States government securities, short-term certificates of deposit, money market funds or other short-term interest-bearing investments.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

         The Company held its annual meeting of shareholders on February 23, 1998. The following directors of the Company were re-elected at the meeting:
Nathan A. Chapman, Jr., Earl U. Bravo, Sr., Lottie H. Shackelford, and Donald V. Watkins. In addition to the election of directors, the Company's stockholders voted at the annual meeting to ratify and approve the Company's independent public accountants. The selection of the accounting firm, Arthur Andersen LLP, Baltimore, Maryland, nominated by management was approved as indicated below. The following chart indicates the number of shares outstanding on the record date, the number of shares present at the annual meeting and the number of shares voting in favor of the matters presented at the annual meeting.


                Shares Outstanding   Shares Present at    Shares Voting in Favor
                on the Record Date   the Annual Meeting    of Matters Proposed
                ------------------   ------------------   ----------------------
Common Stock       1,989,235            1,830,015               1,830,015



ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exhibit 27:       Financial Data Schedule

B.       Reports on Form 8-K:
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHAPMAN HOLDINGS, INC.

                        By:      /s/ NATHAN A. CHAPMAN, JR.
                                 ---------------------------------------------
                                 Nathan A. Chapman, Jr.
                                 President, Chairman of the Board and Director

                                 /s/ M. LYNN BALLARD
                                 ---------------------------------------------
                                 M. Lynn Ballard
                                 Treasurer and Controller
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

Date:  May 14, 1998

                                  EXHIBIT INDEX
                                -----------------

Exhibit No.                Description of Exhibit

27                         Financial Data Schedule