Form 10QSB
period 1998-06-30
CHAPMAN HOLDINGS INC
filed 1998-08-17
CIK 1051430

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549
                         ----------------------------------
                                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998
                                         OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File No. 0-23587

                                  CHAPMAN HOLDINGS, INC.
                    (Name of small business issuer in its charter)

          Maryland                                        52-206977
-----------------------------------             -------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation)                                  Identification No.)


            401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
-------------------------------------------------------------------------------
                    (Address of Principal Executive Office)

Issuer's telephone number, including area code:   (410) 625-9656

-------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                 Yes [X]  No  [ ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                  (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                    Yes [X]  No  [ ]

As of June 30, 1998, 2,953,622 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                 TABLE OF CONTENTS

                                                                                    Page
PART I........................................

               ITEM 1    FINANCIAL STATEMENTS................
               ITEM 2    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS...............

PART II.......................................

               ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS...........
               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............



                                       PART I

                               FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     The consolidated financial statements for the three and six months ended June 30, 1998 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Form 10-KSB. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES
                     ---------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                   AS OF DECEMBER 31, 1997, AND JUNE 30, 1998
                   ------------------------------------------


                                                                                  December 31,        June 30,
                                                                                      1997              1998
                                                                                ---------------    ---------------
                                                                                                    (Unaudited)
ASSETS:
    Cash and cash equivalents                                                   $      211,342    $    6,398,896
    Cash deposits with clearing organization                                            40,116            48,663
    Investments, available for sale                                                    169,306           201,250
    Receivables from brokers and dealers                                               322,303           107,397
    Note receivable from affiliated company                                            800,672           697,384
    Receivables from affiliated companies                                                  245           163,295
    Advances to officer/employee                                                       176,051           594,666
    Office equipment, net                                                               17,343            21,071
    Prepaids and other assets                                                           81,338           417,027
    Net assets from discontinued operations                                          1,044,870                -
                                                                                --------------    --------------
          Total assets                                                          $    2,863,586    $    8,649,649
                                                                                --------------    --------------
                                                                                --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses                                       $       68,864    $      161,725
    Accrued compensation                                                                68,910           127,740
    Deferred rent                                                                       89,048            83,596
    Payable to affiliates                                                                9,846            19,692
    Income taxes payable                                                               205,837           136,779
    Net liabilities from discontinued operations                                     1,172,387                -
                                                                                --------------    --------------
          Total liabilities                                                          1,614,892           529,532
                                                                                --------------    --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
       1,989,235 and 2,953,622 shares issued and outstanding,
        respectively                                                                     1,989             2,954
    Additional paid-in capital                                                       1,091,461         7,902,561
    Retained earnings                                                                  155,244           214,602
                                                                                --------------    --------------
           Total stockholders' equity                                                1,248,694         8,120,117
                                                                                --------------    --------------
           Total liabilities and stockholders' equity                           $    2,863,586    $    8,649,649
                                                                                --------------    --------------
                                                                                --------------    --------------



The accompanying notes are an integral part of these consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998
                -------------------------------------------------
               AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
               ---------------------------------------------------
                                   (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                      -------------------------------------------------------------------------
                                                            1997             1998              1997               1998
                                                      ---------------  ---------------   ---------------       ----------
REVENUE:
    Commissions                                       $      600,775   $      458,076    $    1,132,988    $    1,160,551
    Underwriting and management fees                          21,767           95,930            50,618           143,065
    Interest and dividends                                    12,579          109,889            21,735           165,710
                                                      --------------   --------------    --------------    --------------
          Total revenue                                      635,121          663,895         1,205,341         1,469,326
                                                      --------------   --------------    --------------    --------------
EXPENSE:
    Compensation and benefits                                273,166          423,576           552,102           770,792
    Floor brokerage and clearing fees                         64,775          111,017           138,702           200,039
    Communications                                            33,336           42,717            75,158            88,029
    Occupancy, equipment rental, and
       depreciation                                           87,313          102,008           176,037           194,141
    Travel and business development                           54,501           64,213           104,669            97,696
    Professional fees                                         22,636           22,933            33,721            58,400
    Other operating expense                                   61,073          105,116           130,483           174,356
                                                      --------------   --------------    --------------    --------------
          Total expense                                      596,800          871,580         1,210,872         1,583,453
                                                      --------------   --------------    --------------    --------------
          Income (loss) from continuing
              operations before income
              tax provision (benefit)                         38,321         (207,685)           (5,531)         (114,127)
INCOME TAX PROVISION(BENEFIT)                                 16,015          (78,155)           (2,311)          (39,944)
                                                      --------------   --------------    --------------    --------------
          Income (loss) from continuing
              operations                                      22,306         (129,530)           (3,220)          (74,183)
                                                      --------------   --------------    --------------    --------------
LOSS FROM DISCONTINUED
    OPERATIONS                                               (15,594)              -            (19,395)               -
                                                      --------------   --------------    --------------    --------------
          Net income (loss)                           $        6,712   $     (129,530)   $      (22,615)   $      (74,183)
                                                      --------------   --------------    --------------    --------------
                                                      --------------   --------------    --------------    --------------
BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
    (Loss) income from continuing
       operations                                     $        -       $        (.04)    $        (.01)    $        (.03)
    Loss from discontinued operations                          -                -                 -                 -
                                                      --------------   --------------    --------------    --------------
          Net (loss) income                           $        -       $        (.04)    $        (.01)    $        (.03)
                                                      --------------   --------------    --------------    -------------
                                                      --------------   --------------    --------------    -------------

    Weighted average shares outstanding                    1,989,234        2,953,622         2,014,609         2,632,160
                                                      --------------   --------------    --------------    --------------
                                                      --------------   --------------    --------------    --------------

  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                 -----------------------------------------------
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                --------------------------------------
                                                                                      1997              1998
                                                                                ---------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $      (22,615)   $      (74,183)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Effect from changes in assets and liabilities-
          Cash deposits with clearing organization                                          -             (8,547)
          Receivables from brokers and dealers                                         (32,789)          214,906
          Note receivable from affiliated company                                      (59,447)          103,288
          Receivables from affiliated companies                                           (696)         (163,050)
          Advances to officer/employee                                                 (24,995)          (33,027)
          Prepaids and other assets                                                    (14,354)         (285,689)
          Net assets from discontinued operations                                      135,059             6,024
          Accounts payable and accrued expenses                                         91,684            92,861
          Accrued compensation                                                         (28,434)           58,830
          Deferred rent                                                                     -             (5,452)
          Payable to affiliated partnership                                            (59,076)            9,846
          Income taxes payable                                                        (125,330)          (69,058)
                                                                                --------------    --------------
              Net cash used in operating activities                                   (140,993)         (153,251)
                                                                                --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                                        (9,785)           (3,728)
    Purchase of investments                                                                 -            (31,944)
    Advances to officer/employee                                                            -           (385,588)
    Other assets                                                                            -            (50,000)
                                                                                --------------    --------------
              Net cash (used in) provided by investing activities                       (9,785)         (471,260)
                                                                                --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                              -          6,812,065
    Purchase of stock                                                                 (217,500)               -
                                                                                --------------    -------------

              Net cash (used in) provided by financing activities                     (217,500)        6,812,065
                                                                                --------------    --------------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                       (368,278)        6,187,554

CASH AND CASH EQUIVALENTS, beginning of period                                         497,758           211,342
                                                                                --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                                        $      129,480    $    6,398,896
                                                                                --------------    --------------
                                                                                --------------    --------------


  The accompanying notes are an integral part of these consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARY
                      -------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  JUNE 30, 1998
                                  -------------



 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Chapman Holdings, Inc. provides securities brokerage and investment banking services.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chapman Holdings, Inc. (CHI) and its wholly owned subsidiary, The Chapman Co. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The consolidated financial statements for the three and the six months ended June 30, 1997 and 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1997, included in the Company's Form SB-2 filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

Cash and Cash Equivalents

Included in cash and cash equivalents is $6,259,665 of cash invested in the U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, an affiliate.

2.    INITIAL PUBLIC OFFERING AND SPIN-OFF OF OPERATIONS:

On February 26, 1998, the Company consummated an initial public offering (the Offering) of its Common Stock pursuant to which the Company received net proceeds of approximately $6,875,000.

Effective February 26, 1998, concurrent with CHI's completed initial public offering, CHI spun off two of its wholly owned subsidiaries, Chapman Capital Management, Inc. and Chapman Insurance Agency, Inc. See the audited consolidated financial statements and notes thereto as of December 31, 1997, included in the Company's Form 10-KSB filed, for a discussion of this transaction.

3.    RELATED PARTY TRANSACTIONS:

During 1998, the Company advanced the President of the Company approximately $385,000. The note related to this advance bears interest at approximately 5.5% and is payable in three years.

4.    NEW AUTHORITATIVE STANDARDS:

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the six months ended June 30, 1998, and has determined that the adoption of this statement has an immaterial impact on the financial statements as the Company has minimal comprehensive income adjustments.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes a new approach for determining segments within a company and reporting information on those segments. The Company has performed a preliminary assessment of this statement and believes that no disclosure is necessary as the Company has only one segment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy.

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

Results of Operations

     The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.

                                                Three Months Ended June 30,                 Six Months Ended June 30,
                                              1997                  1998                   1997                   1998
                                      ----------------------- --------------------- ---------------------- -----------------------
                                                Percentage of         Percentage of          Percentage of           Percentage of
                                        Amounts Total Revenue Amounts Total Revenue Amounts  Total Revenue  Amounts  Total Revenue
                                      --------- ------------- ------- ------------- -------  -------------  ------   -------------
REVENUE:
Commisions                          $   600,775      94.6%  $ 458,076      69.0%  $ 1,132,988     94.0%  $ 1,160,551      79.0%
Underwriting and management fees         21,767       3.4      95,930      14.4        50,618      4.2       143,065       9.7
Interest and dividends                   12,579       2.0     109,889      16.6        21,735      1.8       165,710      11.3
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
   Total revenue                        635,121     100.0     663,895     100.0     1,205,341    100.0     1,469,326     100.0
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
EXPENSE:
Compensation and benefits               273,166      43.0     423,576      63.8       552,102     45.8       770,792      52.5
Brokerage and clearing fees              64,775      10.2     111,017      16.7       138,702     11.5       200,039      13.6
Communications                           33,336       5.3      42,717       6.4        75,158      6.2        88,029       6.0
Occupancy, rental and depreciation       87,313      13.7     102,008      15.4       176,037     14.6        194,141      13.2
Travel and business development          54,501       8.6      64,213       9.7       104,669      8.7        97,696       6.6
Professional fees                        22,636       3.6      22,933       3.5        33,721      2.8        58,400       4.0
Other operating expense                  61,073       9.6     105,116      15.8       130,483     10.8       174,356      11.9
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
  Total expense                         596,800      94.0     871,580     131.3     1,210,872    100.4     1,583,453     107.8
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
Income from continuing                   38,321       6.0    (207,685)    (31.3)       (5,531)    (0.4)     (114,127)     (7.8)
  operations
Income tax provision (benefit)           16,015       2.5     (78,155)    (11.8)       (2,311)    (0.2)      (39,944)     (2.7)
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
Net income from continuing               22,306       3.5    (129,530)    (19.5)       (3,220)    (0.2)      (74,183)     (5.1)
 operations
Loss from discontinuing operations      (15,594)     (2.4)       --         0.0       (19,395)    (1.6)         --         0.0
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
Net income                            $   6,712       1.1%  $(129,530)    (19.5%) $   (22,615)    (1.8%) $   (74,183)     (5.1%)
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------
                                      ---------   --------  --------- ----------  -----------  --------  -----------   ---------


     Total revenue increased by $28,774 or 4.5%, to $663,895 for the three months ended June 30, 1998 from $835,121 for the prior comparable period. Total revenue increased by $263,985 or 21.9% to $1,469,326 for the six months ended June 30, 1998 from $1,205,341 for the prior comparable period. Revenue was higher due to an increase in underwriting and management fees and interest income.

     Commission revenue decreased by $142,699 or 23.8%, to $458,076 for the three months ended June 30, 1998 from $600,775 for the prior comparable period. Commission revenue increased by $27,563 or 2.4% to $1,160,551 for the six months ended June 30, 1998 from $1,132,988 in the prior comparable period. The decrease for the three month period was primarily due to a 44.3% decrease in fixed income commissions. The fixed income commission decrease was due to a 94.6% decrease in government trading and was partially offset by a 315.8% increase in municipal sales. These commission revenues were greatly affected by market conditions in the six months ended June 30, 1998. The increase for the six month period ended June 30, 1998 was due to the increase in commission revenue during the first quarter, offset by the decrease for the second quarter of the six month period.

     Underwriting and management fees increased by $74,163, to $95,930 for the three months ended June 30, 1998 from $21,767 for the prior comparable period primarily due to an increase in management fees from municipal transactions. Underwriting and management fees increased by $92,447 to $143,065 for the six months ended June 30, 1998 from $50,618 in the prior comparable period.

     Interest and dividend revenue increased by $97,310 to $109,889 for the three months ended June 30, 1998 from $12,579 in the prior comparable period. Interest and dividend revenue increase by $143,975 to $165,710 for the six months ended June 30, 1998 from $21,735 in the prior comparable period. This increase is due to higher earnings due to higher cash balances associated with the net proceeds from the public offering.

     Total expense increased by $274,780 or 46.0%, to $871,580 for the three months ended June 30, 1998 from $596,800 for the prior comparable period. Total expense increased to 131.3% of total revenue for the three months ended June 30, 1998 as compared to 94.0% of total revenue for the prior comparable period. Total expense increased by $372,581 or 30.8%, to $1,583,453 for the six months ended June 30, 1998 from $1,210,872 for the prior comparable period. Total expense increased to 107.8% of total revenue for the six months ended June 30, 1998 as compared to 100.5% of total revenue for the prior comparable period

     Compensation and benefits increased by $150,410, or 55.1%, to $423,576 for the three months ended June 30, 1998 from $273,166 for the prior comparable period. As a percentage of total revenue, these expenses increased to 63.8% for the three months ended June 30, 1998 from 43.0% in the prior comparable period. Compensation and benefits increased by $218,690 or 39.6% to $770,792 for the six months ended June 30, 1998 from $552,102 in the prior comparable period. Compensation expense includes sales commissions paid to brokers on the sale of securities and varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the increase of commissions paid to brokers due to increased municipal sales volume, the addition of eight employees, and signing bonuses.

     Floor brokerage and clearing fees increased by $46,242 or 71.4%, to $111,017 for the three months ended June 30, 1998 from $64,775 for the prior comparable period. Floor brokerage and clearing fees increased by $61,337 or 44.2%, to $200,039 for the six months ended June 30, 1998 from $138,702 for the prior comparable period primarily due to the increase in the number of sales versus amount of sales.

     Communication expense increased by $9,381, or 28.1%, to $42,717 for the three months ended June 30, 1998 from $33,336 for the prior comparable period. Communication expense increased by $12,871, or 17.1%, to $88,029 for the six months ended June 30, 1998 from $75,158 for the prior comparable period primarily due to price and use increases in connection with the Company's communications services.

     Occupancy, rental and depreciation expense increased by $14,695 or 16.8%, to $102,008 for the three months ended June 30, 1998 from $87,313 for the prior comparable period. Occupancy, rental and depreciation expense increased by $18,104 or 10.3%, to $194,141 for the six months ended June 30, 1998 from $176,037 for the prior comparable period. The increase is due to the opening of additional offices.

     Travel and business development expense increased by $9,712 or 17.8%, to $64,213 for the three months ended June 30, 1998 from $54,501 for the prior comparable period. Travel and business development expense decreased by $6,973, or 6.7%, to $97,696 for the six months ended June 30, 1998 from $104,669 for the prior comparable period. The decrease for the six month period ended June 30, 1998 was due to the decrease during the first quarter, offset by the increase for the second quarter of the six month period.

     Professional fees increased by $297 or 1.3%, to $22,933 for the three months ended June 30, 1998 from $22,636 for the prior comparable period. Professional fees increased by $24,697 or 73.2%, to $58,400 for the six months ended June 30, 1998 from $33,721 for the prior comparable period due primarily to the Company's increased use of accounting and tax advisors.

     Other operating expense increased by $44,043 or 72.1%, to $105,116 for the three months ended June 30, 1998 from $61,073 for the prior comparable period. Other operating expense increased by $43,873 or 33.6% to $174,356 for the six months ended June 30, 1998 from $130,483 for the prior comparable period. The increase is due primarily to an increase in advertising, supplies, postage and filing fees expense.

     Income taxes from continuing operations decreased by $94,170 to a $78,155 tax benefit in the three months ended June 30, 1998 from a $16,015 tax provision for the prior comparable period. Income taxes from continuing operations decreased by $37,633 to a $39,944 tax benefit in the six months ended June 30, 1998 from a $2,311 tax benefit for the prior comparable period. This decrease was due to the net loss for the periods.

     Net income decreased by $136,242 to a $129,530 loss for the three months ended June 30, 1998 from a net income of $6,712 for the prior comparable period. Net income decreased by

$51,568 to a $74,183 loss for the six months ended June 30, 1998 from a net loss of $22,615 for the prior comparable period.

Liquidity and Capital Resources

     The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of June 30, 1998 were $8,849,649.

     The Chapman Co., the Company's broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of June 30, 1998 was $2,491,533, which was $2,391,533 in excess of its minimum net capital requirement.

     The Company's cash and cash equivalents were $6,398,896 as of June 30, 1998. The increase in cash and cash equivalents was primarily due to the Company's initial public offering during the period.

     Historically, the Company has financed its operations through the sale of equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. The Company intends to use debt prudently in the future and may seek to arrange for lines of credit.

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

Year 2000 Software Issue

               As the year 2000 approaches, existing application software programs and operating systems need to be critically reviewed to determine if they can accommodate information that employs dates after December 31, 1999. Management is working with its software vendors to prepare the Company for the year 2000. Based on information currently available, management does not anticipate that the Company will be required to incur material costs in order to be year 2000 compliant. The Company is, however, still analyzing and modifying its systems and requirements. In addition, the Company has relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent such third parties' systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations or business prospects.

                                     PART II

                                 OTHER INFORMATION

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form SB-2 (File No. 333-43487) with respect to the Offering was declared effective by the Commission on February 23, 1998. As of June 30, 1998, the Company has applied approximately $2.5 million of the net proceeds to expand its net capital and $1 million to expand its working capital and for general corporate purposes. Further, the Company has committed approximately $200,000 to expand research, approximately $325,000 to open a new office and staff such office and approximately $300,000 to expand marketing and sales capability. During the six months ended June 30, 1998, the Company advanced Nathan A. Chapman, Jr., the President of the Company, approximately $385,000. The notes related to this advance bear interest at 5.5% and are payable in three years. The remainder of the net proceeds have not yet been applied by the Company and, pending such application, will be invested principally in United States government securities, short-term certificates of deposit, money market funds or other short-term interest-bearing investments.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits required by Item 601 of Regulation S-B:

          Exhibit 10.1 $100,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated May 1 1998

          Exhibit 10.2 $285,587.34 Promissory Note of Nathan A. Chapman, Jr. tothe Company dated March 11, 1998.

          Exhibit 27:    Financial Data Schedule

B.        Reports on Form 8-K:
          None.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHAPMAN HOLDINGS, INC.


                           By:  /s/ NATHAN A. CHAPMAN, JR.
                                ---------------------------------------
                                Nathan A. Chapman, Jr.
                                President, Chairman of the Board and Director


                                /s/ M. LYNN BALLARD
                                ---------------------------------------
                                M. Lynn Ballard
                                Treasurer and Controller
                                (Principal Financial Officer and Principal
                                Accounting Officer)

Date:  August 13, 1998

                                         EXHIBIT INDEX


Exhibit No.     Description of Exhibit

10.1            $100,000 Promissory Note of Nathan A. Chapman, Jr. to the Company dated
                May 1 1998
10.2            $285,587.34 Promissory Note of Nathan A. Chapman, Jr. to the Company
                dated March 11, 1998.

28              Financial Data Schedule
