Form 10QSB
period 1998-09-30
CHAPMAN HOLDINGS INC
filed 1998-11-17
CIK 1051430

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
          ------------------------------------------------------------
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23587

                             CHAPMAN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           Maryland                                   52-206977
  -----------------------------           ------------------------------------
  (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
      of Incorporation)

          401 East Pratt Street, 28th Floor, Baltimore, Maryland 21202
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:  (410) 625-9656

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   X   No
                                 ----    ----

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                 ----------------------------------------------
                                (Title of Class)


As of November 10, 1998, 2,953,622 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes         No  X
                                                   ----       ----

                                TABLE OF CONTENTS

                                                                                   Page
Part I.........................................................................

        ITEM 1  FINANCIAL STATEMENTS...........................................      1
        ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS................      9

Part II........................................................................

        ITEM 2  CHANGES IN SECURITIES AND USE OF
                  PROCEEDS.....................................................     18
        ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K...............................     18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

         The consolidated financial statements for the three and nine months ended September 30, 1998 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Registration Statement on Form SB-2. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1998 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998


                                                                                      December 31,       September 30,
                                                                                         1997                1998
                                                                                      ------------        ------------
                                                                                                          (Unaudited)
ASSETS:
    Cash and cash equivalents ................................................        $    211,342        $  5,107,071
    Cash deposits with clearing organization .................................              40,116           1,639,000
    Investments, available for sale ..........................................             169,306             238,250
    Securities owned, at market value  .......................................                --             1,598,064
    Receivables from brokers and dealers .....................................             322,303             370,060
    Notes receivable from affiliated company .................................             800,672                --
    Advances to officer/employee .............................................             176,051             623,986
    Office equipment, net ....................................................              17,343              21,071
    Prepaids and other assets ................................................              81,583             391,015
    Net assets from discontinued operations ..................................           1,044,870                --
                                                                                      ------------        ------------
          Total assets .......................................................        $  2,863,586        $  9,988,517
                                                                                      ------------        ------------
                                                                                      ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses ....................................        $     68,864        $    189,273
    Margin loan payable ......................................................                --             1,927,199
    Accrued compensation .....................................................              68,910             115,866
    Deferred rent ............................................................              89,048              80,870
    Payable to affiliates ....................................................               9,846               4,923
    Income taxes payable .....................................................             205,837              74,736
    Net liabilities from discontinued operations .............................           1,172,387                --
                                                                                      ------------        ------------
          Total liabilities ..................................................           1,614,892           2,392,867
                                                                                      ------------        ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized, 1,989,235 and
        2,922,752 shares issued and outstanding, respectively ................               1,989               2,923
    Additional paid-in capital ...............................................           1,091,461           7,609,327
    Retained earnings (accumulated deficit)...................................             155,244             (16,600)
                                                                                      ------------        ------------
           Total stockholders' equity ........................................           1,248,694           7,595,650
                                                                                      ------------        ------------
           Total liabilities and stockholders' equity ........................        $  2,863,586         $ 9,988,517
                                                                                      ------------        ------------
                                                                                      ------------        ------------



The accompanying notes are an integral part of these consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)


                                                   Three Months Ended                  Nine months Ended
                                                      September 30,                      September 30,
                                               --------------------------         --------------------------
                                                 1997             1998              1997              1998
                                               ---------        ---------         ---------        ---------
REVENUE:
    Commissions .......................      $   660,460      $   748,707       $ 1,793,448      $ 1,909,258
    Underwriting and management fees ..           37,868          232,959            88,486          376,024
    Interest and dividends ............           11,675           81,148            33,410          246,858
    Loss on trading ...................             --           (173,879)             --           (173,879)
                                               ---------        ---------         ---------        ---------
          Total revenue ...............          710,003          888,935         1,915,344        2,358,261
                                               ---------        ---------         ---------        ---------
EXPENSE:
    Compensation and benefits .........          295,627          546,177           847,729        1,316,969
    Floor brokerage and clearing fees .           71,981          102,360           210,683          302,399
    Communications ....................           35,965           42,396           111,123          130,425
    Occupancy, equipment rental, and
       depreciation ...................           87,712          136,314           263,749          330,455
    Travel and business development ...           70,286           69,479           174,955          167,175
    Professional fees .................            7,696          133,192            41,417          191,592
    Other operating expense ...........           62,663          152,070           193,146          326,426
                                               ---------        ---------         ---------        ---------
          Total expense ...............          631,930        1,181,988         1,842,802        2,765,441
                                               ---------        ---------         ---------        ---------
          Income (loss) from continuing
              operations before income
              tax provision (benefit)..           78,073         (293,053)           72,542         (407,180)

INCOME TAX PROVISION(BENEFIT) .........           32,628          (61,851)           30,317         (101,795)
                                               ---------        ---------         ---------        ---------
          Income (loss) from continuing
              operations ..............           45,445         (231,202)           42,225         (305,385)
                                               ---------        ---------         ---------        ---------
INCOME FROM DISCONTINUED
    OPERATIONS ........................           49,930             --              30,535             --
                                               ---------        ---------         ---------        ---------
          Net income (loss) ...........      $    95,375      $  (231,202)      $    72,760      $  (305,385)
                                               ---------        ---------         ---------        ---------
                                               ---------        ---------         ---------        ---------
BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
Income (loss) from continuing
       operations .....................      $       .05      $      (.08)      $       .04      $      (.11)
Income from discontinued operations....             --               --                --               --
                                               ---------        ---------         ---------        ---------
          Net income (loss) ...........      $       .05      $      (.08)      $       .04      $      (.11)
                                               ---------        ---------         ---------        ---------
                                               ---------        ---------         ---------        ---------
    Weighted average shares outstanding        1,989,234        2,927,897         2,006,151        2,730,739
                                               ---------        ---------         ---------        ---------
                                               ---------        ---------         ---------        ---------

  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (Unaudited)


                                                                            Nine months Ended
                                                                              September 30,
                                                                       -----------------------------
                                                                          1997              1998
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................      $    72,760       $  (305,385)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Unrealized loss on securities owned ......................             --              35,870
       Effect from changes in assets and liabilities-
          Cash deposits with clearing organization ..............             --          (1,598,884)
          Receivables from brokers and dealers ..................           34,761           (47,757)
          Note receivable from affiliated company ...............          (72,665)          800,672
          Advances to officer/employee ..........................          (36,693)         (447,935)
          Prepaids and other assets .............................          (15,020)         (309,432)
          Net assets from discontinued operations ...............           63,543             6,024
          Accounts payable and accrued expenses .................           36,579           120,409
          Accrued compensation ..................................           (8,828)           46,956
          Deferred rent .........................................             --              (8,178)
          Payable to affiliated partnership .....................          (59,076)           (4,923)
          Income taxes payable ..................................          (84,527)         (131,101)
                                                                       -----------       -----------
              Net cash used in operating activities .............          (69,166)       (1,843,664)
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment ................................           (9,785)           (3,728)
    Purchase of investments .....................................          (22,706)          (68,944)
                                                                       -----------       -----------
              Net cash used in investing activities .............          (32,491)          (72,672)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ..................             --           6,812,065
    Purchase of stock ...........................................         (217,500)             --
                                                                       -----------       -----------
              Net cash (used in) provided by financing activities         (217,500)        6,812,065
                                                                       -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS .................................................         (319,157)        4,895,729

CASH AND CASH EQUIVALENTS, beginning of period ..................          497,758           211,342
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period ........................      $   178,601       $ 5,107,071
                                                                       -----------       -----------
                                                                       -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for -
          Interest .............................................       $     2,750       $    2,850
                                                                       -----------       -----------
          Taxes ................................................       $    14,464       $   22,000
                                                                       -----------       -----------



  The accompanying notes are an integral part of these consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARY


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Chapman Holdings, Inc. provides securities brokerage and investment banking services. The accompanying unaudited consolidated financial statements include the accounts of Chapman Holdings, Inc. (CHI) and its wholly owned subsidiary, The Chapman Co. (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The consolidated financial statements for the three and the nine months ended September 30, 1997 and 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

Cash and Cash Equivalents

Included in cash and cash equivalents is $4,564,072 of cash invested in the U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, Inc., an affiliate.

Securities Owned and Not Yet Purchased

Securities owned consist of trading proprietary stock, which is carried at market. The proprietary stock is primarily stock of Chapman Capital Management Holdings, Inc. (CCMH), a company whose majority stockholder is also the majority stockholder of the Company. The Chapman Co. is the market maker for CHI and for CCMH and, thus, holds this stock in inventory. The proprietary stock was purchased on margin. The margin loan payable represents the value of the proprietary stock accepted for margin.

2.   INITIAL PUBLIC OFFERING AND SPIN-OFF OF OPERATIONS:

On February 26, 1998, the Company consummated an initial public offering (the Offering) of its Common Stock pursuant to which the Company received net proceeds of approximately $6,875,000.

Effective February 26, 1998, concurrent with CHI's completed initial public offering, CHI spun off two of its wholly owned subsidiaries, Chapman Capital Management, Inc. and The Chapman Insurance Agency, Inc. See the audited consolidated financial statements and notes thereto as of December 31, 1997, included in the Company's Form 10-KSB filed, for a discussion of this transaction.

3.   RELATED PARTY TRANSACTIONS:

During 1998, the Company advanced the President of the Company approximately $385,000. The note related to this advance bears interest at approximately 5.5% and is payable in three years. The loss on trading in the consolidated statement of operations for the three and nine months ended September 30, 1998, includes $138,009 of loss related to trading stock of DEM, Inc., an affiliate.

4.   NEW AUTHORITATIVE STANDARDS:

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the nine months ended September 30, 1998, and has determined that the adoption of this statement has an immaterial impact on the financial statements as the Company has minimal comprehensive income adjustments.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes a new approach for determining segments within a company and reporting information on those segments. The Company is presently assessing this statement.

5.   OMNIBUS STOCK PLAN:

In March 1998, The Company started an Omnibus Stock Plan (the Plan) to enable selected management, employees, consultants and directors to acquire interest in the Company through ownership of common stock. The Plan has 150,000 shares of common stock registered. On September 28, 1998, the Company granted options for 43,900 shares of common stock at fair market value at the date of grant. The options vested on the grant date and have a three-year term. None of those options were exercised as of September 30, 1998.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

     Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition, the ability of the Company to implement its business strategy and other risks discussed in this and other reports filed by the Company.

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

    The following discussion should be read in conjunction with the financial statements contained in Item 1 of Part I of this Form 10-QSB.

Results of Operations

The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.


                                                                  Three Months Ended September 30,
                                               -------------------------------------------------------------
                                                         1997                              1998
                                               ---------------------------  --------------------------------
                                                            Percentage of                    Percentage of
                                              Amounts       Total Revenue     Amounts        Total Revenue
                                            -----------     -------------   ------------     -------------
REVENUE:
Commissions ........................        $   660,460           93.0%      $   748,707            84.2%
Underwriting and management fees ...             37,868            5.3           232,959            26.2
Interest and dividends .............             11,675            1.7            81,148             9.2
Loss on trading ....................               --              0.0          (173,879)          -19.6
                                            -----------          -----       -----------           -----
     Total revenue .................            710,003          100.0           888,935           100.0
                                            -----------          -----       -----------           -----
EXPENSE:
Compensation and benefits ..........            295,627           41.6           546,177            61.4
Brokerage and clearing fees ........             71,981           10.1           102,360            11.5
Communications .....................             35,965            5.1            42,396             4.9
Occupancy, rental and depreciation .             87,712           12.4           136,314            15.3
Travel and business development ....             70,286            9.9            69,479             7.8
Professional fees ..................              7,696            1.1           133,192            15.0
Other operating expense ............             62,663            8.8           152,070            17.1
                                            -----------          -----       -----------           -----
     Total expense .................            631,930           89.0         1,181,988           133.0
                                            -----------          -----       -----------           -----
     Income (loss) from continuing
        operations before income
        tax provision ..............             78,073           11.0          (293,053)          -33.0

Income tax provision (benefit) .....             32,628            4.6           (61,851)           -7.0
                                            -----------          -----       -----------           -----
Net income (loss) from continuing
   operations ......................             45,445            6.4          (231,202)          -26.0

Income from discontinuing
   operations ......................             49,930            7.0              --               0.0

Net income (loss) ..................        $    95,375           13.4%      $  (231,202)          -26.0%
                                            -----------          -----       -----------           -----
                                            -----------          -----       -----------           -----

                                                           Nine Months Ended September 30,
                                            ----------------------------------------------------------------
                                                       1997                            1998
                                            ------------------------------   -------------------------------
                                                             Percentage of                    Percentage of
                                              Amounts        Total Revenue     Amounts        Total Revenue
                                            -----------      -------------   -----------      -------------
REVENUE:
Commissions ........................        $ 1,793,448           93.7%      $ 1,909,258            81.0%
Underwriting and management fees ...             88,486            4.6           376,024            15.9
Interest and dividends .............             33,410            1.7           246,858            10.5
Loss on trading ....................               --              0.0          (173,879)           -7.4
                                            -----------          -----       -----------           -----
     Total revenue .................          1,915,344          100.0         2,358,261           100.0
                                            -----------          -----       -----------           -----
EXPENSE:
Compensation and benefits ..........            847,729           44.3         1,316,969            55.9
Brokerage and clearing fees ........            210,683           11.0           302,399            12.8
Communications .....................            111,123            5.8           130,425             5.5
Occupancy, rental and depreciation .            263,749           13.8           330,455            14.0
Travel and business development ....            174,955            9.1           167,175             7.1
Professional fees ..................             41,417            2.1           191,592             8.1
Other operating expense ............            193,146           10.1           326,426            13.9
                                            -----------          -----       -----------           -----
     Total expense .................          1,842,802           96.2         2,765,441           117.3
                                            -----------          -----       -----------           -----
     Income (loss) from continuing
        operations before income
        tax provision ..............             72,542            3.8          (407,180)          -17.3

Income tax provision (benefit) .....             30,317            1.6          (101,795)           -4.3
                                            -----------          -----       -----------           -----
Net income (loss) from continuing
   operations ......................             42,225            2.2          (305,385)          -13.0

Income from discontinuing
   operations ......................             30,535            1.6              --               0.0

Net income (loss) ..................        $    72,760            3.8%      $  (305,385)          -13.0%
                                            -----------          -----       -----------           -----
                                            -----------          -----       -----------           -----

     Total revenue increased by $178,932 or 25.2%, to $888,935 for the three months ended September 30, 1998 from $710,003 for the prior comparable period. Total revenue increased by $442,917 or 23.1% to $2,358,261 for the nine months ended September 30, 1998 from $1,915,344 for the prior comparable period. Revenue was higher due to an increase in underwriting and management fees, interest income, and commissions, offset by a loss in trading.

     Commission revenue increased by $88,247 or 13.4%, to $748,707 for the three months ended September 30, 1998 from $660,460 for the prior comparable period. Commission revenue increased by $115,810 or 6.5% to $1,909,258 for the nine months ended September 30, 1998 from $1,793,448 in the prior comparable period. The increase for the three month period was primarily due to an 109.4% increase in the sale of equities offset by a corresponding decrease of 90.7% in the sale of government securities. These commission revenues were greatly affected by market conditions in the nine months ended September 30, 1998. The increase for the nine month period ended September 30, 1998 was due to the increase in commission revenue during the first and third quarters, offset by the decrease for the second quarter of the nine month period.

     Underwriting and management fees increased by $195,091, to $232,959 for the three months ended September 30, 1998 from $37,868 for the prior comparable period. Underwriting and management fees increased by $287,538 to $376,024 for the nine months ended September 30, 1998 from $88,486 in the prior comparable period. These increases are due primarily to an increase in management fees from municipal transactions and underwriting of deals.

     Loss on trading accounts increased by $173,879 for the three months and nine months ended September 30, 1998 versus no such loss for either of the prior comparable periods. The Company's loss on trading accounts is attributable to a reduction in value of its security purchases due to market conditions.

     Interest and dividend revenue increased by $69,473 to $81,148 for the three months ended September 30, 1998 from $11,675 in the prior comparable period. Interest and dividend revenue increased by $213,448 to $246,858 for the nine months ended September 30, 1998 from $33,410 in the prior comparable period. This increase is due to higher earnings due to higher cash balances associated with the net proceeds from the public offering.

     Total expense increased by $550,058 or 87.0%, to $1,181,988 for the three months ended September 30, 1998 from $631,930 for the prior comparable period. Total expense increased to 133.0% of total revenue for the three months ended September 30, 1998 as compared to 89.0% of total revenue for the prior comparable period. Total expense increased by $922,639 or 50.1%, to $2,765,441 for the nine months ended September 30, 1998 from $1,842,802 for the prior comparable period. Total expense increased to 117.3% of total revenue for the nine months ended September 30, 1998 as compared to 96.2% of total revenue for the prior comparable period. Expenses increased in all areas due to the opening of new offices and other expansions of operations.

    Compensation and benefits increased by $250,550, or 84.8%, to $546,177 for the three months ended September 30, 1998 from $295,627 for the prior comparable period. As a percentage of total revenue, these expenses increased to 61.4% for the three months ended September 30, 1998 from 41.6% in the prior comparable period. Compensation and benefits increased by $469,240 or 55.4% to $1,316,969 for the nine months ended September 30, 1998 from $847,729 in the prior comparable period. Compensation expense includes sales commissions paid to brokers on the sale of securities and varies in relation to changes in commission revenue. The increase in compensation and benefits is primarily attributable to the increase of commissions paid to brokers due to an increased municipal sales volume, the addition of 14 employees, and signing bonuses.

     Floor brokerage and clearing fees increased by $30,379 or 42.2%, to $102,360 for the three months ended September 30, 1998 from $71,981 for the prior comparable period. Floor brokerage and clearing fees increased by $91,716 or 43.5%, to $302,399 for the nine months ended September 30, 1998 from $210,683 for the prior comparable period primarily due to an increase in the number of sales transactions and a decrease in the average dollar amount per transaction.

     Communication expense increased by $6,431, or 17.9%, to $42,396 for the three months ended September 30, 1998 from $35,965 for the prior comparable period. Communication expense increased by $19,302, or 17.4% to $130,425 for the nine months ended September 30, 1998 from $111,123 for the prior comparable period primarily due to price and use increases in connection with the Company's communications services.

     Occupancy, rental and depreciation expense increased by $48,602 or 55.4% to $136,314 for the three months ended September 30, 1998 from $87,712 for the prior comparable period. Occupancy, rental and depreciation expense increased by $66,706 or 25.3% to $330,455 for the nine months ended September 30, 1998 from $263,749 for the prior comparable period. The increase is due to the opening of additional offices.

     Travel and business development expense increased by $807 or 1.1% to $69,479 for the three months ended September 30, 1998 from $70,286 for the prior comparable period. Travel and business development expense decreased by $7,780, or 4.4% to $167,175 for the nine months ended September 30, 1998 from $174,955 for the prior comparable period.

     Professional fees increased by $125,496 or 1630.7% to $133,192 for the three months ended September 30, 1998 from $7,696 for the prior comparable period. Professional fees increased by $150,175 or 362.6% to $191,592 for the nine months ended September 30, 1998 from $41,417 the prior comparable period due primarily to the Company's increased use of legal services, professional recruiters, and marketing consultants related to the growth and expansion of the Company.

     Other operating expense increased by $89,407 or 142.7% to $152,070 for the three months ended September 30, 1998 from $62,663 for the prior comparable period. Other operating expense increased by $133,280 or 69.0% to $326,426 for the nine months ended September 30, 1998 from $193,146 for the prior comparable period. The increase is due primarily to an increase in advertising, supplies, postage and filing fees expenses due to the growth and expansion of the Company.

     Income taxes from continuing operations decreased by $94,479 to a $61,851 tax benefit in the three months ended September 30, 1998 from a $32,628 tax provision for the prior comparable period. Income taxes from continuing operations decreased by $132,112 to a $101,795 tax benefit in the nine months ended September 30, 1998 from a $30,317 tax provision for the prior comparable period. This decrease was due to the net loss for the periods.

     Net income decreased by $326,577 to a $231,202 loss for the three months ended September 30, 1998 from net income of $95,375 for the prior comparable period. Net income decreased by $378,145 to a $305,385 loss for the nine months ended September 30, 1998 from net income of $72,760 for the prior comparable period.

Liquidity and Capital Resources

     The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes related to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of September 30, 1998 were $9,988,517.

     The Chapman Co., the Company's broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of September 30, 1998 was $2,491,533 which was $2,391,533 in excess of its minimum net capital requirement.

     The Company's cash and cash equivalents were $5,107,071 as of September 30, 1998. The increase in cash and cash equivalents was primarily due to the Company's initial public offering during the period.

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

Year 2000 Software Issue

         As the year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999.

         The Company has allocated funds not to exceed $100,000 during fiscal year 1998 to cover assessment of systems, internal testing, point-to-point testing, training, SIA Industry testing and replacement and modification of existing systems to ensure year 2000 compliance.

         Management has prepared a written plan detailing the Company's software and operating systems' compliance issues for the year 2000. The plan identifies critical and non-critical operating systems of the Company and addresses external interfaces with third party computer systems. The Company is currently working with its hardware and software vendors and other third parties to prepare for the year 2000.

         The Company anticipates that most of the necessary hardware and software renovations needed to render the Company year 2000 compliant have been or will be completed by the first quarter of 1999. Management plans to test its systems during the last quarter of 1998 and the first quarter of 1999 to determine the effect of its compliance efforts. According to the Company's plan, the testing phase of its plan is scheduled to be completed by March 31, 1999.

         The Company has relationships with third parties that may have computer systems that are not year 2000 compliant. The Company has identified the third parties upon which it relies for mission-critical systems and has contacted or is contacting such third parties to confirm that their systems are in compliance with the year 2000 requirements.

         While the Company believes that it is taking prudent and necessary action to comply with year 2000 requirements, there can be no assurance that the year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on the Company's business, financial condition, results of operations and business prospects and may subject the Company to liability to its clients.

         The Company is currently building upon its existing contingency plan in the event that the Company or third parties do not successfully complete their compliance efforts, or if vendors or third parties controlling systems critical to the Company are unable to confirm that their systems will be year 2000 compliant. These efforts may result in additional costs in excess of current allocations and estimates.

                                     PART II

                                OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS

              The Company's Registration Statement on Form SB-2 (File No. 333-43487) with respect to the Offering was declared effective by the Commission on February 23, 1998. As of September 30, 1998, the Company has applied approximately $5 million of the net proceeds to expand its net capital and $1 million toward working capital and for general corporate purposes. Further, the Company has applied approximately $200,000 to expand research, approximately $400,000 to open two new offices and staff such offices and approximately $300,000 to expand marketing and sales capability. The remainder of the net proceeds have not yet been applied by the Company and, pending such application, will be invested principally in United States government securities, short-term certificates of deposit, money market funds or other short-term interest-bearing investments.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

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

                                       CHAPMAN HOLDINGS, INC.


                                       By:    /S/ NATHAN A. CHAPMAN, JR.
                                              ----------------------------------
                                              Nathan A. Chapman, Jr.
                                              President, Chairman of the Board
                                              and Director


                                              /S/ M. LYNN BALLARD
                                              ----------------------------------
                                              M. Lynn Ballard
                                              Treasurer and Controller
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

Date:  November 13, 1998

                                  EXHIBIT INDEX

EXHIBIT NO.    Description of Exhibit

27             Financial Data Schedule