Form 10KSB40
period 1998-12-31
CHAPMAN HOLDINGS INC
filed 1999-03-31
CIK 1051430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-23587

                            CHAPMAN HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             MARYLAND                                       52-2069777
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                     (I.R.S.   Employer
    Incorporation or Organization)                     Identification No.)

          401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (410) 625-9656
                                                --------------
Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                     ---------
Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    -----------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  /X/   No / /
                                                               ---      ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for its most recent fiscal year were:  $2,935,069.
                                                            ------------

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 10, 1999 was $5,129,691.

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of Common Stock of the registrant as of March 10, 1999 was 2,953,622. Transitional Small Business Disclosure Format
(check one).   Yes [ ]   No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and selected portions of the Proxy Statement pertaining to the Annual Meeting are incorporated herein by reference into Parts II and III.

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I                                                                                                            3

ITEM 1.           DESCRIPTION OF BUSINESS                                                                         3

ITEM 2.           DESCRIPTION OF PROPERTY                                                                         8

ITEM 3.           LEGAL PROCEEDINGS                                                                               8

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             8


PART II                                                                                                           9

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                        9

ITEM 5A.          RISK FACTORS                                                                                   10

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          17

ITEM 7.           FINANCIAL STATEMENTS                                                                           17

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           17


PART III                                                                                                         17

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                              17

ITEM 10.          EXECUTIVE COMPENSATION                                                                         17

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                 18

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                 18

ITEM 13.          EXHIBIT, LIST AND REPORTS ON FORM 8-K                                                          18



Domestic Emerging Markets-Registered Trademark-and DEM-Registered
Trademark-are registered trademarks and DEM Profile--TM--, DEM
Universe--TM--, DEM Company--TM--, DEM Index--TM--and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Chapman Holdings, Inc. (the "Company") is an African-American owned and controlled holding company. The Company's full service securities brokerage and investment banking subsidiary, The Chapman Co., is registered as a broker-dealer with the Commission and in 34 states and the District of Columbia, and is a member firm of the National Association of Securities Dealers, Inc. (the "NASD"). (Unless the context otherwise indicates, the Company and The Chapman Co. are hereinafter referred to collectively as the "Company")

         The Company is headquartered at the World Trade Center--Baltimore, 401 East Pratt Street, 28th Floor, Baltimore, Maryland and its telephone number is
(410) 625-9656. The Company was incorporated in Maryland on December 12, 1997. The Chapman Co. was incorporated in Maryland in 1986.

         The Company is headquartered in Baltimore, Maryland with sales offices in Alabama, California, Colorado, Illinois, Mississippi, Pennsylvania, Tennessee and Texas.

         The Company's primary sources of revenue are derived from brokerage services, corporate finance, and government finance activities. These activities are supported by the Company's research capabilities.

BROKERAGE SERVICES

         The Company provides brokerage services to institutional and retail clients. Commissions are charged to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Company's primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Company's institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Company maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 46% and 40% of the Company's revenue during 1998 and 1997, respectively, was derived from its brokerage business.

         The Company also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where the Company acts as a broker. Approximately 4% and 29% of the Company's revenue during 1998 and 1997, respectively, was derived from secondary market trading.

         As of December 31, 1998, the Company employed 12 brokers.

         The Company is a market-maker with respect to the securities of five companies.

CORPORATE FINANCE

         To date, the Company's corporate finance activities have been limited primarily to participation in syndicates. The Company has been a member of over 200 underwriting syndicates for corporate issues, substantially all of which were equity offerings. During 1998 and 1997, approximately 20% and 16%, respectively, of the Company's revenue was derived from corporate finance transactions. In 1998, over half of the Company's corporate finance revenue was derived from the sale of the stock of Chapman Capital Management Holdings, Inc., an affiliate and former subsidiary of the Company for whom the Company acted as sole underwriter. In 1997, over half of the Company's corporate finance revenue was derived from the sale of the stock of DEM, Inc. for which the Company was the sole underwriter. DEM, Inc. was a publicly-traded closed-end company managed by Chapman Capital Management, Inc., a former subsidiary of the Company.

GOVERNMENT FINANCE

         The Company participates in the tax-exempt public finance market and has managed, primarily as co-manager, over 250 transactions in 22 states and the District of Columbia, including approximately 59 transactions in the past two years. Over half of the total dollar amount of these transactions has been with jurisdictions located in Alabama, California, Pennsylvania and Tennessee.

         During 1998 and 1997, approximately 17% and 13%, respectively, of the Company's revenue was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Company currently employs four investment bankers whose primary responsibility is the development of the Company's public finance business.

STRATEGY

         The Company intends to utilize its available resources to both exploit its DEM strategic initiative and to expand its existing business activities.

         DOMESTIC EMERGING MARKETS

         The Company has implemented its Domestic Emerging Markets, or DEM, strategy pursuant to which the Company markets financial services, primarily investment banking services to domestic companies that are owned or controlled by African-Americans, Asian-Americans, Hispanic Americans or women. As part of the DEM strategy, the Company makes markets in the stocks of selected DEM companies. The Company believes that the DEM market is underserved and its DEM strategy will permit the Company to develop a market niche for its corporate finance business.

         The Company has identified approximately 180 DEM companies and seeks to establish relationships with such companies that intend to raise additional equity or debt financing. The Company's target clients are small capitalization companies traded in the over-the-counter market and privately-held companies undertaking an initial public offering. While the size of any particular offering may vary, the Company anticipates that most such transactions would range from $2 million to $15 million. The Company seeks to manage or co-manage a substantial portion of these underwritings in which it participates.

         The Company's ability to exploit its DEM strategy in the context of corporate underwritings is dependent upon its ability to identify potential clients fitting the DEM company profile and convincing such potential clients that the Company is the right investment banking firm for their needs. The Company has not conducted any independent research to test the marketability of the DEM strategy, nor has the Company engaged in any significant marketing of the strategy. Therefore, while the Company believes the concept to be viable, the level of market acceptance is largely unknown. The Company intends to devote a substantial amount of its resources to the execution of the DEM strategy.

         EXPANSION OF EXISTING BUSINESS

         The Company is expanding its existing business as follows:

         The Company is expanding its research capabilities, focusing primarily on DEM companies, hiring additional brokers and marketing specialized products to retail and institutional clients.

         In addition to the DEM corporate finance strategy discussed above, the Company is aggressively seeking larger allocations in corporate underwriting syndicates managed by other investment banking firms.

         The Company is seeking larger positions in state and local public finance transactions. As a result of its ability to undertake larger participations, the Company believes it is better positioned to seek manager roles in these transactions, entitling the Company to receive management fees in addition to selling concessions. The Company intends to expand its participation in the state and local public finance market by establishing a presence in states with major issuers of negotiated tax-exempt bonds and by seeking more assignments as manager of such transactions. The Company has identified California, New York, Texas, Illinois, Pennsylvania, Michigan, Ohio and Florida as representing over 45% of the dollar amount of aggregate tax-exempt bonds issued in the U.S. in 1997. In addition to its other offices, the Company currently has offices in Texas, Illinois and Pennsylvania and has recently opened an office in California. The Company intends to use its increased capital to expand its participation in federal agency debt transactions as a member of selling groups in direct offerings and syndicates, as well as aggressively seeking management roles in these offerings.

RESEARCH

         The Company currently employs four research analysts and provides research primarily on selected DEM companies. The Company intends to substantially increase the number of DEM companies covered by its research.

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

CLEARING AGENT AND CUSTOMER CREDIT

         The Company utilizes the services of RPR Clearing Services, Inc. as its clearing agent on a fully disclosed basis (the "Clearing Agent"). The Clearing Agent processes all securities transactions and maintains the accounts of customers. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000. The Company has selected the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation to replace RPR Clearing Services, Inc. as the Clearing Agent. The Company expects that Pershing will commence operations as the Company's clearing agent in mid-Summer 1999.

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

         The Clearing Agent lends funds to the Company's customers through the use of margin credit. These loans are made to customers on a secured basis, with the Clearing Agent maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of the Company's clearing agreement, the Company indemnifies the Clearing Agent for any loss on these credit arrangements. As of December 31, 1998, the Company had approximately $2,559,189 of margin credit outstanding to its customers through its Clearing Agent. There have been no defaults on margin loans in the last two years. The net interest income to the Company from margin activities for the years ending December 31, 1997 and 1998 was not material.

GOVERNMENT REGULATION

         The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Commission and various state agencies and self-regulatory organizations, such as the NASD. The Company is registered as a broker-dealer with the Commission and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the Commission as the Company's primary regulator. The NASD adopts rules (which are subject to approval by the Commission) that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Company is registered as a broker-dealer in 34 states and the District of Columbia.

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

         NET CAPITAL REQUIREMENTS

         As a registered broker-dealer and a member firm of the NASD, the Company is subject to the net capital rule of the Commission. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. The Company has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. At December 31, 1998, the Company had net capital and a net capital requirement of $797,382 and $100,000, respectively. The Company's ratio of aggregate indebtedness to net capital was .7 to 1.

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

PERSONNEL

         At December 31, 1998, the Company had 35 full-time employees, including 25 registered representatives. None of the Company's personnel is covered by a collective bargaining agreement. The Company considers its relationships with its employees to be good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

RECENT SALES OF UNREGISTERED SECURITIES

         Since its organization, the following securities were issued by the Company without registration under the Securities Act:

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

PROCEEDS OF THE OFFERING

         On February 23, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-43487) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

         The Company has applied Offering proceeds in the amount of approximately $3 million to expand net capital to participate in corporate and government finance transactions, $200,000 to expand market-making and research capabilities, $150,000 to implement the DEM strategy, $400,000 to expand sales and marketing efforts, $400,000 to hire sales personnel to staff additional sales offices and corporate finance staff to implement the DEM strategy and $1 million for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.

         The remainder of the information required by Item 5 is incorporated by reference from the information set forth under the heading "Stockholder Information" in the selected portions of the 1998 Annual Report filed as Exhibit
13.01 to this Form 10-KSB.

ITEM 5A. RISK FACTORS

         The words "believes," "intends," "anticipates," and "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks and uncertainties. In light of these risks and uncertainties, many of which are described in detail in the risk factors set forth below, actual results could differ materially from the forward-looking statements contained in this document.

NET LOSS; RISK OF INABILITY TO MANAGE GROWTH

         We have experienced and expect to continue to experience significant growth in our business activities and the number of our employees. This growth requires increased investment in personnel, financial and management systems and controls and facilities. Unless we achieve revenue growth in line with our growth in expenses, we will continue to incur losses. During 1998, we had a net loss of $1,130,758. Furthermore, our inability to manage such growth could have a material adverse effect on our continued operations.

         In addition, as is common in the securities industry, we continue to be highly dependent on the effective and reliable operation of its communications and information systems. We believe that our future growth will require implementation of new and enhanced communications and information systems and training of its personnel to operate such systems. Any difficulty or significant delay in the implementation or operation of existing or new systems or the training of personnel could adversely affect the our ability to manage growth.

RISKY NATURE OF SECURITIES BUSINESS

         Our business is concentrated in the securities industry which is subject to numerous and substantial risks, particularly in volatile or illiquid markets and in markets influenced by sustained periods of low or negative economic growth. Such risks include the risk of losses resulting from:

o        underwriting or ownership of securities
o        trading and principal activities
o        counterparty failure to meet commitments
o        customer fraud
o        employee errors
o        misconduct and fraud (including unauthorized transactions by traders)
o        failures in connection with the processing of securities transactions

In addition, our revenue may decline in periods of reduced demand for public offerings or reduced activity in the secondary markets and when there is reduced spreads on the trading of securities.

RISKS OF MAKING A MARKET IN THINLY-TRADED ISSUES

         A key element of our strategy is to make a market in selected securities of small capitalization, emerging U.S. companies. We currently make a market in the securities of 5 small capitalization companies and we are currently in the process of obtaining approval to make a market in up to 100 small capitalization securities. Market-making activities typically require us to maintain an inventory of the securities in which we make a market. Our inventory is subject to the same risks as those faced by investors in such securities and, since we make a market in securities of small capitalization companies, our risk is typically greater than that customarily associated with investments in securities of larger, more established companies. Small emerging companies may be subject to greater earnings fluctuation, lack of established markets for products or services, more limited financial resources and less depth of experienced management. Securities of small emerging companies generally have more limited marketability and may be subject to greater price volatility than securities of larger companies. They may be dependent for management on one or a few key persons, and can be more susceptible to losses and risks of bankruptcy.

         The companies in which we make a market are traded on the Nasdaq SmallCap Market, and, in the future, may be on the OTC Bulletin Board or the Pink Sheets, where the trading market is thinner and the spread between bid and offer prices is often larger than on the major exchanges or Nasdaq National Market. The nature of these trading markets subjects us to the risk that should the need arise to liquidate our inventories in such securities, our activities could adversely affect the market price of such securities, resulting in a requirement that we sell our inventory below the price that we deem to be representative of their value. As of December 31, 1998, our inventory of market-making securities was $2,080,355. In 1998, we experienced a loss on trading of $637,957.

HIGHLY COMPETITIVE INDUSTRY

         The investment banking and brokerage industry is extremely competitive. We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant number of which have greater capital, experience and resources than us. Competition also exists for experienced personnel including technical personnel and account executives. In addition to competition from firms currently in the securities business, recently there has been increasing competition from other sources, such as commercial banks and insurance companies offering financial services. See "Description of Business--Competition" for more information about the nature and extent of the competition we face.

UNPROVEN NATURE OF DOMESTIC EMERGING MARKET STRATEGY

         Our business plan emphasizes the DEM strategy which targets U.S. companies controlled by African-Americans, Asian-Americans,
Hispanic-Americans and women as candidates for investment banking services. See "Description of Business--Strategy" for a discussion of the DEM strategy.

We will seek to expand our investment banking business through the implementation of its DEM strategy, by:

-- earning fees from the distribution of DEM products such as investment companies with DEM-driven portfolios

-- providing financial advisory and investment banking services to DEM companies

--       making markets in the securities of DEM companies

         Although we have identified approximately 180 publicly-traded companies with DEM characteristics, there can be no assurance that companies meeting the DEM profile will select us for investment banking or other services.

         We have had limited corporate finance experience in a management role. Therefore our ability to provide DEM companies with investment banking services, such as management of underwriting syndicates, will require adding personnel with investment banking expertise and development of a track record in the management of underwriting syndicates. There can be no assurance that we will be able to attract, hire and retain such personnel.

         Furthermore, because a substantial number of companies meeting the DEM profile are expected to trade in the over-the-counter markets, the formation of underwriting syndicates for and the distribution of securities of such companies as well as making markets in the stocks of such companies may be more difficult than for companies having larger capitalizations and greater market liquidity.

ONGOING EXPANSION OF OPERATIONS

         We have increased our net capital in order to participate in corporate and government finance transactions. There can be no assurance that we will continue to be invited to participate in such transactions or that the number of such transactions in which we are invited to participate will grow.

         In an effort to obtain new government finance business, we have opened offices in those states with the most tax-exempt bond offerings. The addition of personnel to staff such offices together with corporate finance staff added to implement the DEM strategy has significantly increased our operating expenses. There can be no assurance that we will be able to increase our revenue in an amount sufficient to offset such increased expenses.

DEPENDENCE ON KEY PERSONNEL

         For the foreseeable future, we will place substantial reliance upon the personal efforts and abilities of Nathan A. Chapman, Jr., our President, who will not devote his full time to our activities. The loss of the services of Mr. Chapman may have a material adverse effect on our business, operations, revenue and/or business prospects. We maintain key man life insurance on Mr. Chapman in the amount of $11 million.

CERTAIN TRANSACTIONS; RELATIONSHIPS WITH OTHER CHAPMAN ENTITIES;
CONFLICTS OF INTEREST

         Mr. Chapman, our majority stockholder, is also the majority stockholder of the parent companies of Chapman Capital Management, Inc. ("CCM") and The Chapman Insurance Agency, Inc. Several of our executive officers, including Mr. Chapman are also executive officers of such companies and The Chapman Funds, Inc., a CCM-sponsored and - managed registered investment company that includes multiple investment portfolios including The Chapman US Treasury Money Fund, DEM Equity Fund and DEM Index Fund. The common management and/or ownership among the Company and these other companies may involve potential conflicts of interest with respect to the terms of business transactions, the allocation of shared expenses and the allocation of business opportunities between the Company and such other companies. See "Certain Transactions."

         Further, because our key executives are also senior executives of other companies, our management will not be able to devote all of its time to our business affairs. Although there is no written agreement, we expect that Mr. Chapman will devote no less than 33% of his time to our operations and entities that he serves at the our request. All business transactions and allocations of overhead between us and such other companies is approved by at least a majority of the independent, outside members of the Board of Directors. Furthermore, the compensation of our President will be approved by the Compensation Committee of the Board of Directors, a majority of the members of which are independent, outside directors.

EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE/CONTROL BY PRINCIPAL STOCKHOLDER

         Nathan A. Chapman, Jr. holds 61.9% of the shares of our outstanding Common Stock. All of the shares held by Mr. Chapman are currently available for resale in the public market under Rule 144, promulgated pursuant to the Securities Act. As of February 28, 1998, an additional 118,047 shares, or approximately 4% of the outstanding Common Stock, where held in inventory by our subsidiary, The Chapman Co., in its capacity as market-maker for the Common Stock. All of the shares held by The Chapman Co. are available for immediate resale. Sales of a significant number of shares of Common Stock in the public market could have a material adverse effect on the market price of the Common Stock. Because Mr. Chapman controls a majority of the outstanding shares of Common Stock, he controls the outcome of all matters submitted to the stockholders for approval, including the election of all members of the Board of Directors. See "Principal Stockholders" for a table showing the amount of shares owned by Mr. Chapman and other stockholders.

SIGNIFICANT FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

--       the number of underwriting transactions in which we participate

-- access to public markets for companies in which we have invested as a principal

--       the valuations of our principal investments

--       the level of institutional and retail brokerage transactions,

-- variations in expenditures for personnel, litigation expenses and expenses of establishing new business units

Our revenue from an underwriting transaction is recorded only when the underwritten security commences trading. Therefore, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results. In addition, we could experience losses if demand for these transactions declines more quickly than our ability to change our cost structure.

REGULATORY RISKS

         Our business, and the securities industry generally, are subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as the NASD, require strict compliance with their rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping and the conduct of principals and employees.

         The purpose of the extensive regulation of broker-dealers is to protect customers and the integrity of the securities markets. However, this regulation imposes significant compliance requirements on us. Failure to comply with any of the laws, rules or regulations of any independent, state or federal regulatory authority could result in a fine, injunction, suspension or expulsion from the industry, which could have a material adverse effect on our business. Although we have implemented procedures designed to achieve compliance with such laws, rules and regulations, there can be no assurance that such compliance procedures will prevent violations. Furthermore, amendments to existing statutes and regulations or the adoption of new statutes and regulations could require us to alter our methods of operation at costs which could be substantial.

NET CAPITAL REQUIREMENTS

         The Commission and the NASD have stringent provisions with respect to net capital requirements of securities firms. A significant operating loss or any charge against the net capital of our brokerage subsidiary, The Chapman Co., could adversely affect its ability to operate, expand or, depending upon the magnitude of the loss or charge, maintain its present level of business. These rules could also restrict our ability to withdraw capital from The Chapman Co., even in circumstances where The Chapman Co. has more than the minimum amount of required capital, which could limit our ability to implement our strategies.

EFFECT ON COMMON STOCK TRADING OF LIMITATIONS ON MARKET-MAKING ACTIVITIES

         Because our brokerage subsidiary, The Chapman Co., makes a market in the Common Stock, we are subject to Commission and NASD regulations that require The Chapman Co. to deliver a current market-making prospectus to purchasers when engaging in market-making transactions in the Common Stock. A "market-making" prospectus is a continuously updated prospectus that is part of an effective registration statement filed with the Commission that must be delivered to purchasers of securities from the issuer of such securities or a broker-dealer affiliate of such issuer in market-making transactions. Therefore, in the absence of a current market-making prospectus, The Chapman Co. will not be able to engage in market-making activities relating to the Common Stock. The costs of maintaining a current prospectus and the prospectus delivery requirements can increase the cost of making a market in securities to both the issuer and the broker-dealer.

         We believe that there will be sufficient market-makers for the Common Stock to maintain its Nasdaq SmallCap Market quotation. However, no firms are under any obligation to make a market in the Common Stock and any firm which commences market-making activities may cease such activities at any time. Further, other rules, including those relating to the use of "insider information," may prevent our registered representatives from recommending the Common Stock to their customers. To the extent that The Chapman Co. is unable to make a market in, or make recommendations regarding, the Common Stock, your ability to sell the Common Stock in the secondary market may be limited, our Nasdaq SmallCap Market quotation may be threatened and the price of the Common Stock may be adversely affected.

CREDIT RISKS

         We clear all transactions for our brokerage customers on a fully disclosed basis with our clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to our brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of salable securities, cash or cash equivalents. Pursuant to the terms of our agreement with the clearing agent, in the event our customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, we would be obligated to indemnify the clearing agent for any resulting losses.

YEAR 2000 SOFTWARE ISSUE

         As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate information that employs dates after December 31, 1999. We are working with our software vendors to prepare our systems for the year 2000. Based on information currently available, we do not anticipate that we will incur significant operating expenses or be required to incur material costs to be year 2000 compliant. We are, however, still analyzing and modifying our systems and requirements. In addition, we have relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent that their systems are not fully year 2000 compliant, we can not be sure that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on our business, financial condition, results of operations, or business prospects. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Software Issue."

LEGAL PROCEEDINGS AND ARBITRATION RISKS

         Many aspects of our business involve substantial risks of liability and regulatory enforcement by state and federal regulators. Additionally, in recent years, there has been increased litigation involving participants in the securities industry. Underwriters and agents are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to underwritten offerings of securities. Claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty are regularly made against broker-dealers. Customer claims may be made in arbitration proceedings, which claims could result in awards of compensatory and/or punitive damages against us.

CURRENT AND POTENTIAL REFORMS IN THE NASDAQ STOCK MARKET

         The Nasdaq Stock Market has come under intense scrutiny in the media and Congress during the past few years and has been the subject of Commission investigations into its operations. Concerns have been raised with respect to the size of the spreads between the price paid by investors purchasing Nasdaq-quoted securities and the dealers who process the transactions. Concerns also have been raised with respect to whether Nasdaq's listing requirements are sufficiently stringent and whether the NASD, the trade organization controlling the Nasdaq market, carefully polices Nasdaq-quoted companies. In response, the NASD has begun to boost its internal compliance and monitoring programs, including establishing a separate regulatory unit, National Association of Securities Dealers Regulation, Inc. ("NASDR"). NASDR has taken numerous steps to better monitor trading activities among dealers and to scrutinize companies' compliance with applicable standards for quotation, and has heightened its overall monitoring of small capitalization companies.

         The effects of current and proposed Nasdaq reform on the operations of brokerage firms, especially those specializing in the securities of small capitalization companies, like us, cannot be fully anticipated. The cost of compliance with any new rules, regulations and procedures instituted by the NASDR could be significant. Additionally, the implementation of stricter standards for initial and continued inclusion of companies on Nasdaq could adversely affect the prospects of small capitalization companies, the stock performance of such companies, and the liquidity of investors' investments in such companies. Increased compliance costs or the inability to attain or maintain the quotation of underwriting clients on the Nasdaq system could adversely affect our financial performance.

NO DIVIDENDS

         We have not paid any cash dividends on the Common Stock and we do not expect to declare or pay any cash dividends in the foreseeable future. We intend to retain any earnings for the foreseeable future for our continued growth. Moreover, our ability to pay dividends in the future may be restricted by our obligation to comply with the net capital rules applicable to broker-dealers. See "Description of Business--Government Regulation--Net Capital Requirements" for a discussion of the net capital rules.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         Information required by Item 6 is incorporated by reference from the information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the selected portions of the 1998 Annual Report filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

         Information required by Item 7 is incorporated by reference from the information set forth under the heading "Financial Statements" in the selected portions of the 1998 Annual Report filed as Exhibit 13.01 to this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information regarding directors and executive officers required by
Item 9 is incorporated by reference from the information set forth under the heading "Proposal 1--Election of Directors--Directors and Executive Officers" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the information set forth under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held of May 25, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by Item 11 is incorporated by reference from the information set forth under the heading "Principal Stockholders" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the information set forth under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 25, 1999.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT
 NO.                              DESCRIPTION
-------                           -----------

1.1      Underwriting Agreement between the Company and The Chapman Co.(2)

1.2      Qualified Independent Underwriter Agreement between the Company and
         Ferris Baker Watts, Incorporated.(2)

1.3      Escrow Agreement between the Company and UMB Bank, N.A.(2)

3.1      Articles of Incorporation of the Company.(1)

3.2      By-laws of the Company.(4)

4        Form of Common Stock Certificate.(1)

10.1     $106,922.68 Promissory Note to The Chapman Co. from Nathan A. Chapman,
         Jr. dated December 31, 1996.(1)

10.2     Chapman Holdings, Inc. 1998 Omnibus Stock Plan.(1)

10.3     Fully Disclosed Clearing Agreement between RPR Clearing Services and
         The Chapman Co. dated April 1, 1993, as amended June 16, 1993 and
         February 4, 1997.(1)

10.4     [Reserved]

10.5     Placement Agency Agreement between DEM, Inc. and The Chapman Co. dated
         May 30, 1997(1)

10.6     Distribution Agreement between The Chapman Co. and The Chapman Funds,
         Inc. on behalf of The Chapman U.S. Treasury Money Fund and The Chapman
         Institutional Cash Management Fund dated April 30, 1997.(1)


10.7     Distribution Agreement between The Chapman Co. and The Chapman Funds,
         Inc. on behalf of the DEM Equity Fund dated October 28, 1997.(1)

10.8     Equipment Lease Agreement between The Chapman Co. and Chapman Limited
         Partnership I dated October 1, 1993.(1)

10.9     Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr.
         dated December 24, 1997.(1)

10.10    Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr.
         dated December 24, 1997.(1)

10.11    License Agreement between The Chapman Co. and Nathan A. Chapman, Jr.
         dated December 26, 1997.(1)

10.12    $763,367 Promissory Note to The Chapman Co. from Chapman Capital
         Management, Inc. dated December 28, 1997.(2)

10.13    Lock-up Agreement between the Company and Nathan A. Chapman, Jr. dated
         December 28, 1997.(2)

10.14    $176,250 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr.
         dated February 11, 1998.(2)

10.15    $285,587 Promissory Note to the Company from Nathan A. Chapman, Jr.
         dated March 11, 1998.(3)

10.16    $100,000 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr.
         dated May 1, 1998.(3)

10.17    $51,690 Promissory Note to the Company from Nathan A. Chapman, Jr.
         dated December 31, 1998.(4)

23.1     Consent of Arthur Andersen LLP(5)

21       Subsidiaries of the Company.(4)

24       Power of Attorney.(5)

27       Financial Data Schedule(5)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997.

(2) Incorporated by reference to Pre-Effective Amendment 1 to the Company's Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on February 17, 1998.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB (File No. 0-23587) as filed with the Securities and Exchange Commission on November 16, 1998.

(4) Incorporated by reference to Post-Effective Amendment 2 to the Company's Registration Statement on Form SB-2 (File No. 333-48419) as filed with the Securities and Exchange Commission on March 19, 1999.

(5) Filed herewith.

(b)      Reports on Form 8-K:

         The Company has filed no reports on Form 8-K during the Fourth Quarter of 1998.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHAPMAN HOLDINGS, INC.



Dated:   March 30,1999                /S/ NATHAN A. CHAPMAN, JR.
                                          -------------------------------
                                          Nathan A. Chapman
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURES                               TITLE AND CAPACITY                 DATE
----------                               ------------------                 ----
/S/ NATHAN A. CHAPMAN, JR.               President and Director            March 30, 1999
-------------------------------          (Principal Executive Officer)
Nathan A. Chapman, Jr.

                                         Treasurer and Controller          March 30, 1999
/S/ M. LYNN BALLARD                      (Principal Financial
------------------------------           Officer andP rincipal
M. Lynn Ballard                          Accounting Officer)

The Entire Board of Directors

  Nathan A. Chapman, Jr.
  Donald V. Watkins
  Earl U. Bravo, Sr.
  Lottie Shackelford

By: /S/ NATHAN A. CHAPMAN, JR.                                              March 30,1999
    ---------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX

    EXHIBIT NO.                                       DESCRIPTION                                  PAGE NO.
    ----------                                        -----------                                  --------
       13.1                              Certain information from Registrant's
                                         Annual Report to Stockholders for the
                                         year ended December 31, 1998 which is
                                           incorporated by reference in this
                                                       Form 10-KSB.

       23.1                                  Consent of Arthur Andersen LLP

        24                                         Power of Attorney

        27                                      Financial Data Schedule