Form 10KSB/A
period 1998-12-31
CHAPMAN HOLDINGS INC
filed 1999-04-06
CIK 1051430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

         The Company is headquartered in Baltimore, Maryland with sales offices in Alabama, California, Colorado, Illinois, Pennsylvania, Tennessee and Texas.

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

                                      CHAPMAN HOLDINGS, INC.



Dated:   April 5, 1999                /S/ NATHAN A. CHAPMAN, JR.
                                          -------------------------------
                                          Nathan A. Chapman
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURES                               TITLE AND CAPACITY                 DATE
----------                               ------------------                 ----
/S/ NATHAN A. CHAPMAN, JR.               President and Director            April 5, 1999
-------------------------------          (Principal Executive Officer)
Nathan A. Chapman, Jr.

                                         Treasurer and Controller          April 5, 1999
/S/ M. LYNN BALLARD                      (Principal Financial
------------------------------           Officer andP rincipal
M. Lynn Ballard                          Accounting Officer)

The Entire Board of Directors

  Nathan A. Chapman, Jr.
  Donald V. Watkins
  Earl U. Bravo, Sr.
  Lottie Shackelford

By: /S/ NATHAN A. CHAPMAN, JR.                                             April 5, 1999
    ---------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact