Form 10QSB
period 1999-03-31
CHAPMAN HOLDINGS INC
filed 1999-05-17
CIK 1051430

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

\X\ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999
                                       OR
\ \ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

          401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
          ------------------------------------------------------------
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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                    Yes [X]  No [ ]

As of May 17, 1999, 2,953,622 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I......................................................................  1

  ITEM 1  FINANCIAL STATEMENTS..............................................  1
  ITEM 2  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  7

PART II..................................................................... 13

  ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS..................... 13
  ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.............................. 13



                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         The consolidated financial statements for the three months ended March 31, 1999 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1998, AND MARCH 31, 1999


                                                                              December 31,           March 31,
                                                                                 1998                  1999
                                                                             ------------          ------------
                                                                                                    (Unaudited)
ASSETS:
       Cash and cash equivalents                                             $  3,090,000          $  2,855,000
       Cash deposits with clearing organization                                 2,389,000             2,419,000
       Investments                                                                204,000               239,000
       Securities owned                                                         2,080,000             1,856,000
       Receivables from brokers and dealers                                       331,000               368,000
       Receivables from affiliates                                                380,000                97,000
       Income taxes receivable                                                    294,000               298,000
       Advances to officer/employee                                               657,000               670,000
       Office equipment, net                                                       38,000               105,000
       Prepaids and other assets                                                  583,000               561,000
       Intangible assets                                                          145,000               134,000
       Deferred tax asset                                                          14,000                14,000
                                                                             ------------          ------------
                     Total assets                                            $ 10,205,000          $  9,616,000
                                                                             ------------          ------------
                                                                             ------------          ------------



LIABILITIES AND STOCKHOLDERS' EQUITY:
       Accounts payable and accrued expenses                                 $    261,000          $    283,000
       Margin loan payable                                                      2,559,000             1,947,000
       Accrued compensation                                                       243,000               242,000
       Deferred rent                                                               78,000                75,000
       Income taxes payable                                                          --                   1,000
                                                                             ------------          ------------
                     Total liabilities                                          3,141,000             2,548,000
                                                                             ------------          ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock, $.001 par value, 20,000,000 shares authorized,
               2,953,622 shares issued and outstanding                              3,000                 3,000
        Additional paid-in capital                                              7,903,000             7,903,000
        Accumulated deficit                                                      (842,000)             (838,000)
                                                                             ------------          ------------
                      Total stockholders' equity                                7,064,000             7,068,000
                                                                             ------------          ------------


                      Total liabilities and stockholders' equity             $ 10,205,000          $  9,616,000
                                                                             ------------          ------------
                                                                             ------------          ------------






   The accompanying notes are an integral part of these consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999



                                                                    Three Months Ended
                                                                         March 31,
                                                                -----------------------------
                                                                   1998               1999
                                                                ----------         ----------
                                                                         (Unaudited)
REVENUE:
       Commissions                                              $  702,000         $1,214,000
       Underwriting and management fees                             47,000             62,000
       Interest and dividends                                       56,000             55,000
       Gains on trading                                               --              392,000
                                                                ----------         ----------

                     Total revenue                                 805,000          1,723,000
                                                                ----------         ----------

EXPENSE:
       Compensation and benefits                                   347,000            761,000
       Floor brokerage and clearing fees                            89,000            186,000
       Communications                                               45,000             64,000
       Occupancy, equipment rental, and depreciation                92,000            171,000
       Travel and business development                              34,000             79,000
       Professional fees                                            36,000            231,000
       Other operating expense                                      69,000            225,000
                                                                ----------         ----------

                     Total expense                                 712,000          1,717,000
                                                                ----------         ----------

                     Income before income tax provision             93,000              6,000

INCOME TAX PROVISION                                                38,000              2,000
                                                                ----------         ----------

                     Net income                                 $   55,000         $    4,000
                                                                ----------         ----------
                                                                ----------         ----------

BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

       Net income                                               $     0.02         $     --
                                                                ----------         ----------
                                                                ----------         ----------
       Weighted average shares outstanding                       2,311,000          2,954,000
                                                                ----------         ----------
                                                                ----------         ----------






The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                           1998                1999
                                                                                       -----------          -----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $    55,000          $     4,000
       Adjustments to reconcile net income to net cash (used in)
              operating activities:
              Depreciation/amortization expense                                               --                 13,000
              Unrealized/realized gain on securities owned                                    --               (392,000)
              Effect from changes in assets and liabilities-
                     Deposits with clearing organization                                      --                (30,000)
                     Receivables from brokers and dealers                                  178,000              (37,000)
                     Receivables from affiliates                                              --                283,000
                     Receivables from affiliated company                                   (78,000)                --
                     Income tax receivable                                                    --                 (4,000)
                     Advances to officer/employee                                         (309,000)             (13,000)
                     Prepaids and other assets                                               3,000               22,000
                     Net assets from discontinued operations                             1,045,000                 --
                     Accounts payable and accrued expenses                                  33,000               22,000
                     Accrued compensation                                                   24,000               (1,000)
                     Deferred rent                                                            --                 (3,000)
                     Payable to affiliated partnership                                     (10,000)                --
                     Income taxes payable                                                    9,000                1,000
                     Net liabilities from discontinued operations                       (1,172,000)                --
                                                                                       -----------          -----------
                           Net cash used in operating activities                          (222,000)            (135,000)
                                                                                       -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of office equipment                                                           --                (69,000)
       Equity investment in discontinued operations                                        134,000                 --
       Purchase of investments                                                              (2,000)             (35,000)
       Proceeds from sale of investments                                                      --                  4,000
                                                                                       -----------          -----------
                           Net cash provided by (used in) investing activities             132,000             (100,000)
                                                                                       -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                        6,925,000                 --
                                                                                       -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                       6,835,000             (235,000)

CASH AND CASH EQUIVALENTS, beginning of year                                               211,000            3,090,000
                                                                                       -----------          -----------


CASH AND CASH EQUIVALENTS, end of year                                                 $ 7,046,000          $ 2,855,000
                                                                                       -----------          -----------
                                                                                       -----------          -----------





 The accompanying notes are an integral part of these consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARY


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999



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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998, included in the Company's Form 10-KSB filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

SECURITIES OWNED AND NOT YET PURCHASED

Securities owned consist of trading proprietary stock, which is carried at market. The proprietary stock is primarily stock of CHI and Chapman Capital Management Holdings, Inc. (CCMH), an affiliate. The Chapman Co. is the market maker for CHI and for CCMH and, thus, holds this stock in inventory. As of March 31, 1999, the Chapman Co. held 113,526 shares of common stock of CHI. The proprietary stock was purchased on margin.

EARNINGS PER SHARE

As of March 31, 1999, there were 43,900 options outstanding; however the common stock equivalents of these options was not included in the diluted earnings per share as the stock options are antidulutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, and in this and other reports filed by the Company.

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

RESULTS OF OPERATIONS

         The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.



                                            Three months ended   Percentage of  Three months ended    Percentage of
                                              March 31, 1999     Total Revenue    March 31, 1998      Total Revenue
                                            -------------------  -------------  -------------------   -------------

Revenue:
     Commissions                               $1,214,000              70.4%          $702,000             87.2%
     Underwriting and management fees              62,000               3.6             47,000              5.8
     Interest and Dividends                        55,000               3.2             56,000              7.0
     Gain on trading                              392,000              22.8                 --              0.0
                                              -----------             ------          --------            ------
     Total revenue                              1,723,000             100.0            805,000            100.0
                                              -----------             ------          --------            ------
Expenses:
     Compensation and benefits                    761,000              44.2            347,000             43.1
     Brokerage and clearing                       186,000              10.8             89,000             11.1
     Communications                                64,000               3.7             45,000              5.6
     Occupancy, equipment rental and              171,000               9.9             92,000             11.4
         depreciation
     Professional fees                            231,000              13.4             36,000              4.5
     Travel and business development               79,000               4.6             34,000              4.2
     Other operating expenses                     225,000              13.1             69,000              8.6
                                              -----------             ------          --------            ------
     Total expenses                             1,717,000              99.7            712,000             88.5
                                              -----------             ------          --------            ------
Income before income tax provision                  6,000               0.3            93,000              11.5

Income Tax provision                                2,000               0.1            38,000               4.7
                                              -----------             ------          --------            ------
Net income                                     $    4,000               0.2%         $ 55,000               6.8%
                                              -----------             ------          --------            ------
                                              -----------             ------          --------            ------


         Total Revenue increased $918,000, or 114%, to $1,723,000 for the three months ended March 31, 1999 from $805,000 for the prior comparable period. Revenue was higher due to an increase in municipal underwriting participation combined with a gain on trading stock.

         Commission revenue increased $512,000, or 72.9%, to $1,214,000 for the three months ended March 31, 1999 from $702,000 for the prior comparable period. The increase was primarily due to targeted growth in revenue from municipal underwriting which increased $444,000 to $479,000 for the three months ended March 31, 1999 from $35,000 for the prior comparable period. The Company participated in 11 underwriting syndicates during the three-months ended March 31, 1999 compared to six underwriting syndicates in the prior comparable period. Commission revenue from the sale of retail equities increased $84,000, or 55.3%, to $236,000 for the three months ended March 31, 1999 from $152,000 for the prior comparable period. This gain was partially offset by a $46,000, or 9.8% decrease in institutional sales commissions to $423,000 in the three months ended March 31, 1999 due to volume and price variation of institutional sales activity compared to $469,000 for the prior comparable period.

         Underwriting and management fee revenue increased $15,000, or 31.9%, to $62,000 for the three months ended March 31, 1999 from $47,000 for the prior comparable period. This increase was due to an increase in management advisory services.

         The gain on trading inventory was $392,000 for the three months ended March 31, 1999. The Company's gain on trading is attributable to an increase in the market value of its market-making securities inventory.

         Total expense increased by $1,005,000, or 141.2%, to $1,717,000 for the three months ended March 31, 1999 from $712,000 for the prior comparable period. The largest components of the increase in expenses are associated with recently opened regional offices in selected markets, business development costs associated with marketing the Domestic Emerging Markets or DEM investment strategy and increases in staff pursuant to the Company's business expansion strategy.

         Compensation and benefits increased by $414,000 or 119.3%, to $761,000 for the three months ended March 31, 1999 from $347,000 for the prior comparable period. This increase is largely due to the addition of staff pursuant to the Company's business expansion strategy. Total staffing at March 31, 1999 and March 31, 1998 was 49 employees and 20 employees, respectively. Compensation expense includes sales commissions paid to brokers and varies in relation to changes in commission revenue. As a percentage of total revenue, these expenses were 44.2% and 43.1% for the three months ended March 31, 1999 and 1998 respectively.

         Floor brokerage and clearing fees increased by $97,000, or 109%, to $186,000 for the three months ended March 31, 1999 from $89,000 for the prior comparable period. This increase is attributable to an increase in the number of brokers and related transaction volume.

         Communication expense increased by $19,000, or 42.2%, to $64,000 for the three months ended March 31, 1999 from $45,000 for the prior comparable period. This increase was primarily attributable to increased usage associated with new offices and the Company's business expansion strategy.

         Occupancy and equipment expense increased by $79,000, or 85.9%, to $171,000 for the three months ended March 31, 1999 from $92,000 for the prior comparable period due to the opening of new offices.

         Professional fees increased by $195,000, or 541.7%, to $231,000 for the three months ended March 31, 1999 from $36,000 for the prior comparable period. The Company's increased use of legal services, independent audit and review services and marketing consultants is directly related to the Company's business expansion strategy.

         Travel and business development expense increased by $45,000, or 132.4%, to $79,000 for the three months ended March 31, 1999 from $34,000 for the prior comparable period due to increased travel related to business development activities.

         Other operating expense increased by $156,000 or 226.1%, to $225,000 for the three months ended March 31, 1999 from $69,000 for the prior comparable period. Advertising expense increased by $74,000 from the prior comparable period. The other operating expense increase also includes increased use of supplies and filing fees associated with business development and promotions, new offices and the Company's business expansion.

          Income taxes decreased by $36,000 to a tax provision of $2,000 for the three months ended March 31, 1999 from a tax provision of $38,000 for the prior comparable period. This decrease was due to the decrease in income from continuing operations.

          Net income decreased by $51,000 to $4,000 for the three months ended March 31, 1999 from $55,000 for the prior comparable period. This change was a result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of March 31, 1999 was $9,616,000.

          The Chapman Co., the Company's wholly-owned broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of March 31, 1999 was $1,026,000, which was $776,000 in excess of its minimum net capital requirement.

         The Company's cash and cash equivalents was $2,855,000 as of March 31, 1999.

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

YEAR 2000 SOFTWARE ISSUE

         As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of March 31, 1999, the Company has incurred Year 2000 compliance costs of approximately $49,000, to cover assessment of systems, internal testing, point-to-point testing, training, and replacement and modification of existing systems. A portion the Company's Year 2000 compliance costs consisting primarily of expenses for upgraded computers, software, and communication systems will be allocated to Chapman Capital Management, Inc. ("CCM"), an affiliate of the Company, through increased charges for administrative support under its expense allocation agreement with the Company. See "Certain Transactions."

         During 1999, the Company's Year 2000 compliance costs are estimated at approximately $120,000 of which approximately $32,000 will be allocated to CCM. The Company estimates that over the next three years its total Year 2000 compliance costs will be approximately $300,000 of which approximately $95,000 will be allocated to CCM.

         Management has prepared a written plan detailing the Company's software and operating systems compliance issues for the Year 2000. The plan identifies critical and non-critical operating systems of the Company and addresses external interfaces with third-party computer systems. The Company is currently working with its hardware and software vendors and other third parties to prepare for the Year 2000. The Company anticipates that most of the necessary hardware and software renovations needed to render the Company Year 2000 compliant have been or will be completed by the second quarter of 1999. Management plans to test its systems during the second quarter of 1999 to determine the effect of its compliance efforts. According to the Company's plan, internal testing to prepare for point to point testing will be conducted in May 1999 with follow-up testing in June 1999 if needed. Point to point testing will be conducted in July 1999 with follow-up testing in August 1999 if needed.

         This process involves four phases:

         Phase I - Assessment. This phase involves the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

         Phase II - Renovation. This phase involves the identification and replacement of critical systems that cannot be updated or certified as compliant. This phase commenced in the first quarter of 1998 and the Company expects to complete the substantial majority of this phase before the end of the third quarter of 1999.

         Phase III - Testing. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. The Company expects to complete this phase during the third quarter of 1999.

         Phase IV - Contingency. This phase involves an assessment of all critical systems for potential problems that would result from Year 2000 related failures of software or hardware and development of plans and strategies to continue operations should such failures occur. The Company expects to complete this phase by the end of the third quarter of 1999.

         The table below summarizes the Company's estimate of the status of key elements of the Company's Year 2000 compliance plan:


                                                                                                  Number of Critical
                                                             Number of                            Systems for which
                                                             Critical       Number of Critical        Phase Not
                                   Number of Critical         Systems       Systems In Process        Applicable
             Phase                       Systems             Complete
-------------------------------- ------------------------ ---------------- --------------------- ---------------------
Assessment                                 32                   32
Renovation                                 32                   12                  11                    9
Testing                                    32                                       23                    9
Contingency Planning                       32                                       32
-------------------------------- ------------------------ ---------------- --------------------- ---------------------


         Testing and contingency planning are system-wide phases which can not be assessed on the basis of separate pieces of hardware or software. The chart above reports the completion status of these unitary activities.

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

         The Company has applied Offering proceeds in the amount of approximately $3 million to expand net capital to participate in corporate and government finance transactions, $272,000 to expand market-making and research capabilities, $150,000 to implement the DEM strategy, $606,000 to expand sales and marketing efforts, $685,000 to hire sales personnel to staff additional sales offices and corporate finance staff to implement the DEM strategy and $1,000,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exhibit 10.1 Agreement between the Company and Chapman Capital Management Holdings, Inc. as to Allocation of Shared Expenses dated as of January 1, 1999

         Exhibit 27:       Financial Data Schedule

B.       Reports on Form 8-K:

         On March 9, 1999, the Company filed a Form 8-K under Item 5 (Other Events) to report its Fiscal Year 1998 earnings.

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


                                  CHAPMAN HOLDINGS, INC.


                              By: /s/ NATHAN A. CHAPMAN, JR.
                                   ---------------------------------------------
                                   Nathan A. Chapman, Jr.
                                   President, Chairman of the Board and Director


                                 /s/ DEMETRIS B. BROWN
                                   ---------------------------------------------
                                   Demetris B. Brown
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

Date:  May 14, 1999

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit

10.1 Agreement between the Company and Chapman Capital Management Holdings, Inc. as to Allocation of Shared Expenses dated as of January 1, 1999

27                Financial Data Schedule