Form 10QSB
period 1999-06-30
CHAPMAN HOLDINGS INC
filed 1999-08-16
CIK 1051430

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23587

                             CHAPMAN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           MARYLAND                                      52-206977
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
        Incorporation)

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

                                    Yes [X ]No  [   ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)


As of August 10, 1999, 2,953,622 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I...................................................................... 1

      ITEM 1   FINANCIAL STATEMENTS......................................... 1
      ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................... 9

PART II.....................................................................17

      ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS....................17
      ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17
      ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.............................17


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         The consolidated financial statements for the six months ended June 30, 1999 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1998, AND JUNE 30, 1999


                                                                      December 31,       June 30,
                                                                          1998             1999
                                                                      ------------     -----------
                                                                                       (Unaudited)
ASSETS:
    Cash and cash equivalents ..................................     $  3,090,000      $  1,853,000
    Cash deposits with clearing organization ...................        2,389,000         2,769,000
    Investments ................................................          204,000           239,000
    Securities owned ...........................................        2,080,000         2,240,000
    Receivables from brokers and dealers .......................          331,000           731,000
    Receivables from affiliates ................................          380,000            93,000
    Income taxes receivable ....................................          294,000           298,000
    Advances to officer/employee ...............................          657,000           747,000
    Fixed assets, net ..........................................           38,000           105,000
    Prepaids and other assets ..................................          583,000           574,000
    Intangible assets ..........................................          145,000           124,000
    Deferred tax asset .........................................           14,000           114,000
                                                                     ------------      ------------
          Total assets .........................................     $ 10,205,000      $  9,887,000
                                                                     ------------      ------------
                                                                     ------------      ------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses ......................     $    261,000      $    363,000
    Margin loan payable ........................................        2,559,000         2,415,000
    Accrued compensation .......................................          243,000           335,000
    Deferred rent ..............................................           78,000            56,000
                                                                     ------------      ------------

          Total liabilities ....................................        3,141,000         3,169,000
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
        2,953,622 shares issued and outstanding ................            3,000             3,000
    Additional paid-in capital .................................        7,903,000         7,903,000
    Accumulated deficit ........................................         (842,000)       (1,188,000)
                                                                     ------------      ------------

           Total stockholders' equity ..........................        7,064,000         6,718,000
                                                                     ------------      ------------

           Total liabilities and stockholders' equity ..........     $ 10,205,000      $  9,887,000
                                                                     ------------      ------------
                                                                     ------------      ------------




              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

               AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (Unaudited)


                                                   Three Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                             ---------------------------------------------------------------
                                                  1998            1999             1998              1999
                                             -------------    ------------      -----------      -----------
REVENUE:
    Commissions                               $   458,000      $ 1,134,000      $ 1,160,000      $ 2,348,000
    Underwriting and management fees               96,000          317,000          143,000          379,000
    Interest and dividends                        110,000           50,000          166,000          105,000
    Gain (loss) on trading                           --            (83,000)            --            309,000
                                              -----------      -----------      -----------      -----------
          Total revenue                           664,000        1,418,000        1,469,000        3,141,000
                                              -----------      -----------      -----------      -----------

EXPENSE:
    Compensation and benefits                     424,000          824,000          771,000        1,585,000
    Floor brokerage and clearing fees             111,000          168,000          200,000          354,000
    Communications                                 43,000           68,000           88,000          132,000
    Occupancy, equipment rental, and
       depreciation                               102,000          158,000          194,000          329,000
    Travel and business development                64,000          132,000           98,000          211,000
    Professional fees                              23,000          200,000           58,000          431,000
    Other operating expense                       105,000          315,000          174,000          540,000
                                              -----------      -----------      -----------      -----------
          Total expense                           872,000        1,865,000        1,583,000        3,582,000
                                              -----------      -----------      -----------      -----------

          Loss from continuing operations
              before income tax benefit          (208,000)        (447,000)        (114,000)        (441,000)

INCOME TAX BENEFIT                                (78,000)         (97,000)         (40,000)         (95,000)
                                              -----------      -----------      -----------      -----------
          Net loss                            $  (130,000)     $  (350,000)     $   (74,000)     $  (346,000)
                                              -----------      -----------      -----------      -----------
                                              -----------      -----------      -----------      -----------
BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
          Net loss                            $      (.04)     $      (.12)     $      (.03)     $      (.12)
                                              -----------      -----------      -----------      -----------
                                              -----------      -----------      -----------      -----------
    Weighted average shares outstanding .       2,954,000        2,954,000        2,632,000        2,954,000
                                              -----------      -----------      -----------      -----------
                                              -----------      -----------      -----------      -----------


  The accompanying notes are an integral part of these consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999


                                                                        Six months ended
                                                                            June 30,
                                                                 ------------------------------
                                                                      1998            1999
                                                                 -------------    -------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $   (74,000)     $  (346,000)
    Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation/amortization expense                                 --             29,000
       Gain on securities owned                                          --           (309,000)
       Deferred tax assets                                               --            (99,000)
       Effect from changes in assets and liabilities-
          Deposits with clearing organization                          (9,000)        (380,000)
          Receivables from brokers and dealers                        215,000         (400,000)
          Receivables from affiliates                                (163,000)         287,000
          Receivables from affiliated company                         103,000             --
          Income tax receivable                                          --             (4,000)
          Advances to officer/employee                                (33,000)         (90,000)
          Prepaids and other assets                                  (286,000)           9,000
          Net assets from discontinued operations                       6,000             --
          Accounts payable and accrued expenses                        93,000          102,000
          Accrued compensation                                         59,000           92,000
          Deferred rent                                                (5,000)         (22,000)
          Payable to affiliated partnership                            10,000             --
          Income taxes payable                                        (69,000)            --
                                                                  -----------      -----------
              Net cash used in operating activities                  (153,000)      (1,131,000)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                           (3,000)         (75,000)
    Purchase of investments                                           (32,000)         (35,000)
    Advances to officer/employee                                     (386,000)            --
    Other assets                                                      (50,000)            --
    Proceeds from sale of investments                                    --              4,000
                                                                  -----------      -----------
              Net cash used in investing activities                  (471,000)        (106,000)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                      6,812,000             --
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                     6,188,000       (1,237,000)
CASH AND CASH EQUIVALENTS, beginning of period                        211,000        3,090,000
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                          $ 6,399,000      $ 1,853,000
                                                                  -----------      -----------
                                                                  -----------      -----------


  The accompanying notes are an integral part of these consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARY


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999



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

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and six months ended June 30, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1998, included in the Company's Form 10K-SB filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

SECURITIES OWNED AND NOT YET PURCHASED

Securities owned consist of trading proprietary stock, which is carried at market. The proprietary stock is primarily stock of CHI and Chapman Capital Management Holdings, Inc. (CCMH), an affiliate. The Chapman Co. is the market maker for CHI and for CCMH and, thus, holds this stock in inventory. As of June 30, 1999, the Chapman Co. held 118,478 shares of common stock of CHI. The proprietary stock was purchased on margin.

EARNINGS PER SHARE

As of June 30, 1999, there were 43,900 options outstanding; however the common stock equivalents of these options was not included in the diluted earnings per share as the stock options are antidulutive.

SUBSEQUENT EVENT

In July 1999, the Company borrowed $3,220,000 from Chapman Capital Management Holdings, Inc., an affiliate, in connection with the Company's participation in a municipal underwriting syndicate. The note is payable on demand and accrues interest at an interest rate of 5.45% per annum.

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



                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                            Three Months Ended June 30,                           Six Months Ended June, 30
                                   ----------------------------------------------     ----------------------------------------------
                                           1999                     1998                      1999                    1998
                                   ----------------------   ---------------------     ----------------------  ----------------------
                                               Percentage              Percentage                 Percentage              Percentage
                                               of Total                of Total                   of Total                of Total
                                   Amount      Revenue      Amount     Revenue        Amount      Revenue      Amount     Revenue
                                   ------      -------      ------     -------        ------      -------      ------     -------
Revenue
   Commissions                    $1,134,000     80.0%     $458,000       68.9%     $2,348,000      74.8%    $1,160,000      79.0%
   Underwriting and management
    fees                             317,000     22.4        96,000       14.5         379,000      12.1        143,000       9.8
   Interest and dividends             50,000      3.5       110,000       16.6         105,000       3.3        166,000      11.2
   (Loss) Gain on trading            (83,000)    (5.9)                      --         309,000       9.8             --        --
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----
   Total revenue                   1,418,000   100.00       664,000      100.0       3,141,000     100.0      1,469,000     100.0
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----

Expenses
   Compensation and benefits         824,000     58.1       424,000       63.8       1,585,000      50.4       771,000       52.5
   Brokerage and clearing            168,000     11.9       111,000       16.7         354,000      11.3       200,000       13.6
   Communications                     68,000      4.8        43,000        6.5         132,000       4.2        88,000        6.0
   Occupancy and equipment           158,000     11.1       102,000       15.4         329,000      10.5       194,000       13.2
   Professional fees                 200,000     14.1        23,000        3.5         431,000      13.7        58,000        3.9
   Travel and business development   132,000      9.3        64,000        9.6         211,000       6.7        98,000        6.7
   Other operating expenses          315,000     22.2       105,000       15.8         540,000      17.2       174,000       11.8
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----

   Total expenses                  1,865,000    131.5       872,000      131.3       3,582,000     114.0     1,583,000      107.7
                                   ---------    -----       ---------    -----       ---------     -----     ----------     -----

Loss before income tax benefit      (447,000)   (31.5)     (208,000)     (31.3)       (441,000)    (14.0)     (114,000)      (7.7)
Income tax benefit                   (97,000)    (6.8)      (78,000)     (11.7)        (95,000)     (3.0)      (40,000)      (2.7)
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----

Net loss                           $(350,000)   (24.7)%    $(130,000)   (19.6)%     $(346,000)    (11.0)%    $ (74,000)      (5.0)%
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----
                                   ---------    -----       ---------    -----       ---------     -----      ---------      ----



         Total revenue increased $754,000, or 113.6%, to $1,418,000 for the three months ended June 30, 1999 from $664,000 for the prior comparable period. Total revenue increased by $1,672,000, or 113.8%, to $3,141,000 for the six months ended June 30, 1999 from $1,469,000 for the prior comparable period. The increase in revenue reflects an increase in commission revenue from underwriting participations, increased management fee revenue and a gain on trading.

         Commission revenue increased by $676,000, or 147.6%, to $1,134,000 for the three months ended June 30, 1999 from $458,000 for the prior comparable period. Commission revenue increased by $1,188,000, or 102.4%, to $2,348,000 for the six months ended June 30, 1999 from $1,160,000 in the comparable prior period. The increase was primarily due to targeted growth in revenue from municipal underwritings which increased $580,000, or 333.3%, to $754,000 for the six months ended June 30, 1999 from $174,000 for the prior comparable period. The Company participated in 22 underwriting syndicates during the six months ended June 30, 1999 compared to 18 underwriting syndicates in the prior comparable period. Commission revenue from the sale of retail equities increased $287,000, or 122.6%, to $521,000 for the six months ended June 30, 1999 from $234,000 for the prior comparable period. This increase in retail equities is attributed to the increase in retail brokers.

Commission revenue on fixed income securities increased $285,000, or 445.3%, to $349,000 for the six months ended June 30, 1999 from $64,000 for the prior comparable period. This increase in commission revenue from fixed income securities can be attributable to presence of favorable interest rates during the first six months of 1999.

         Underwriting and management fee revenue increased $221,000, or 230.2%, to $317,000 for the three months ended June 30, 1999 from $96,000 for the prior comparable period. Underwriting and management fee revenue increased by $236,000, or 165.0%, to $379,000 for the six months ended June 30, 1999 from $143,000 for the prior comparable period. The increase in underwriting and management fee revenue reflects an increase in management advisory services.

         Interest and dividend revenue decreased by $60,000, or 54.5%, to $50,000 for the three months ended June 30, 1999 from $110,000 for the prior comparable period. Interest and dividend revenue decreased by $61,000, or 36.7%, to $105,000 for the six months ended June 30, 1999 from $166,000 for the prior comparable period. This decrease in interest and divided revenue resulted from the Company's lower cash balances and corresponding lower interest and dividend earnings in connection with expenditures made with a view toward the Company's business expansion strategy.

         The loss on trading was $83,000 for the three months ended June 30, 1999. An unrealized gain on trading of $309,000 was reported for the six months ended June 30, 1999. The Company's unrealized gain on trading is attributable to an increase in the market value of its market making securities inventory.

         Total expenses increased by $993,000, or 113.9%, to $1,865,000 for the three months ended June 30, 1999 from $872,000 for the prior comparable period. Total expenses increased by $1,999,000, or 126.3%, to $3,582,000 for the six months ended from $1,583,000 for the prior comparable period. The largest components of the increase in total expenses are associated with the opening of new regional offices in Colorado and California, business development costs associated with the Company's marketing strategy and increased staffing in connection with the Company's business expansion strategy.

         Compensation and benefits increased by $400,000, or 94.3%, to $824,000 for the three months ended June 30, 1999 from $424,000 for the prior comparable period. As a percentage of total revenue, these expenses decreased to 58.1% for the three months ended June 30, 1999 from 63.8% for the prior comparable period. Compensation and benefits increased by $814,000, or 105.6%, to $1,585,000 for the six months ended June 30, 1999 from $771,000 from the prior comparable period. As a percentage of revenues, these expenses decreased to 50.4% for the six months ended June 30, 1999 from 52.5% for the prior comparable period. Compensation expense includes sales commissions paid to brokers and varies in relation to changes in commission revenue. The increase in compensation and benefits is attributable to the increase in commissions paid to brokers due to increased retail and municipal sales volume and the addition of 25 employees compared to June 30, 1998.

         Floor brokerage and clearing fees increased by $57,000, or 51.4%, to $168,000 for the three months ended June 30, 1999 from $111,000 for the prior comparable period. Floor brokerage and clearing fees increased by $154,000, or 77.0%, to $354,000 for the six months ended June 30, 1999 from $200,000 for the prior comparable period. This increase is primarily due to an increase in the number of brokers and related transaction volume offset by a slight decline in the average dollar amount per transaction, as well as administrative costs incurred as a result of changing clearing firms in June 1999.

         Communication expense increased by $25,000, or 58.1%, to $68,000 for the three months ended June 30, 1999 from $43,000 for the prior comparable period. Communication expense increased by $44,000, or 50.0%, to $132,000 for the six months ended June 30, 1999 from $88,000 for the prior comparable period. This increase was primarily attributable to increased communication costs and increased usage associated with the Company's opening of new offices and implementation of its business expansion strategy.

         Occupancy and equipment expense increased by $56,000, or 54.9%, to $158,000 for the three months ended June 30, 1999 from $102,000 for the prior comparable period. Occupancy and equipment expense increased $135,000, or 69.6%, to $329,000 for the six months ended June 30, 1999 from $194,000 for the prior comparable period. The increase was primarily attributable to the Company's opening of new offices and implementation of its business expansion strategy.

         Professional fees increased by $177,000, or 769.6%, to $200,000 for the three months ended June 30, 1999 from $23,000 for the prior comparable period. Professional fees increased by $373,000, or 643.1%, to $431,000 for the six months ended June 30, 1999 from $58,000 for the prior comparable period. This increase is associated with the Company's increased use of legal services, independent audit and review services and marketing consultants related to the Company's business expansion strategy.

         Travel and business development expense increased by $68,000, or 106.3%, to $132,000 for the three months ended June 30, 1999 from $64,000 for the prior comparable period. Travel and business development expense increased by $113,000, or 115.3%, to $211,000 for the six months ended June 30, 1999 from $98,000 for the prior comparable period. The increase reflects costs incurred in connection with the Company's increased business development related travel and activities.

         Other operating expenses increased by $210,000, or 200.0%, to $315,000 for the three months ended June 30, 1999 from $105,000 for the prior comparable period. Other operating expenses increased by $366,000, or 210.3%, to $540,000 for the six months ended June 30,1999 from $174,000 for the prior comparable period. This increase primarily reflects increases in advertising, postage, printing and filing fees expense.

         Income tax benefit increased by $19,000 to a tax benefit of $97,000 for the three months ended June 30, 1999 from $78,000 for the prior comparable period. The income tax benefit increased $55,000 to a tax benefit of $95,000 for the six month period ended June 30, 1999 from $40,000 for the prior comparable period. The income tax benefit is due to an increase in loss from continuing operations for the three months and six months ended June 30, 1999.

         The Company's net loss increased by $220,000 to $350,000 for the three months ended June 30, 1999 from a net loss of $130,000 for the prior comparable period. The net loss increased by $272,000 to $346,000 for the six months ended June 30, 1999 from a net loss of $74,000 for the prior comparable period. The change was a result of items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the Company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of June 30, 1999 were $9,887,000.

         The Chapman Co., the Company's wholly-owned broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of June 30, 1999 was $485,000, which was $235,000 in excess of its minimum NASD net capital requirement.

         The Company's cash and cash equivalents were $1,853,000 as of June 30, 1999.

         Historically, the Company has financed its operations through the sale of equity securities and cash flow from operations. On July 29, 1999, the Company borrowed $3,220,000 from Chapman Capital Management Holdings, Inc., an affiliate, in connection with The Chapman Co.'s, participation in a municipal underwriting syndicate. The loan is payable on demand and accrues interest equal to the interest rate of 5.45% per annum. At June 30, 1999, the Company had margin debt of $2.4 million to finance the purchase of securities owned which is primarily the stock of the Company and Chapman Capital Management Holdings, Inc., an affiliate.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as the Company's regulatory capital requirements. The Company believes that its capital structure is adequate for current operations.

YEAR 2000 SOFTWARE ISSUE

         As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of June 30, 1999, the Company had incurred Year 2000 compliance costs of approximately $60,000, to cover assessment of systems, internal testing, point-to-point testing, training, and replacement and modification of existing systems. A portion the Company's Year 2000 compliance costs consisting primarily of expenses for upgraded computers, software, and communication systems will be allocated to Chapman Capital Management, Inc. ("CCM"), an affiliate of the Company, through increased charges for administrative support under its expense allocation agreement with the Company.

         During 1999, the Company's Year 2000 compliance costs are estimated at approximately $100,000 of which approximately $65,000 will be allocated to CCM. The Company estimates that over the next three years its total Year 2000 compliance costs will be approximately $300,000 of which approximately $95,000 will be allocated to CCM.

         Management has prepared a written plan detailing the Company's software and operating systems compliance issues for the Year 2000. The plan identifies critical and non-critical operating systems of the Company and addresses external interfaces with third-party computer systems. The Company is currently working with its hardware and software vendors and other third parties to prepare for the Year 2000. The Company substantially completed its hardware and software renovations needed to render the Company Year 2000 compliant during the second quarter of 1999.

         The Company's Year 2000 compliance plan involves four phases:

         Phase I - Assessment. This phase involved the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

         Phase II - Renovation. This phase involved the identification and replacement of critical systems unable to be updated or certified as Year 2000 compliant. This phase was substantially completed in the second quarter of 1999. Remaining activities relate to monitoring and follow-up with third parties.

         Phase III - Testing. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. The Company expects to complete this phase during the third quarter of 1999.

         Phase IV - Contingency. This phase involves an assessment of all critical systems for potential problems that may result from Year 2000 related system failures as well as the development of plans and strategies to continue operations should such failures occur. The Company expects to complete this phase by the end of the third quarter of 1999.

         The table below summarizes the Company's estimate of the status of key elements of the Company's Year 2000 compliance plan:


--------------------------------------------------------------------------------------------------------------------
                                                                                                  Number of Critical
                                                            Number of                             Systems for which
                                  Number of Critical    Critical Systems    Number of Critical        Phase Not
             Phase                      Systems             Complete        Systems In Process        Applicable
--------------------------------------------------------------------------------------------------------------------
Assessment                                32                   32
--------------------------------------------------------------------------------------------------------------------
Renovation                                32                   12                   11                    9
--------------------------------------------------------------------------------------------------------------------
Testing                                   32                   17                   6                     9
--------------------------------------------------------------------------------------------------------------------
Contingency Planning                      32                                        32
--------------------------------------------------------------------------------------------------------------------


         The Company has relationships with third parties that may have computer systems that are not Year 2000 compliant. The Company has identified the third parties upon which it relies for mission-critical systems and has contacted or is contacting such third parties to confirm that their systems are in compliance with the Year 2000 requirements. The Company monitors the progress of its vendors and suppliers compliance efforts. The Company's contingency plan calls for the replacement, when feasible, of any suppliers or vendors of mission critical systems unable to certify Year 2000 compliance by September 30, 1999.

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

         The Company has applied Offering proceeds in the amount of approximately $3 million to expand net capital to participate in corporate and government finance transactions, $333,000 to expand market-making and research capabilities, $150,000 to implement the DEM strategy, $880,000 to expand sales and marketing efforts, $965,000 to hire sales personnel to staff additional sales offices and corporate finance staff to implement the DEM strategy and $1,000,000 for working capital and general corporate purposes. The remaining Offering proceeds have been invested by the Company in The Chapman U.S. Treasury Money Fund, an affiliate, pending final application of such proceeds.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on May 25, 1999. The following directors of the Company were re-elected at the meeting: Nathan A. Chapman, Jr., Earl U. Bravo, Sr., Lottie H. Shackelford, and Donald V. Watkins. In addition to the election of directors, the Company's stockholders voted at the annual meeting to ratify and approve the Company's independent public accountants. The selection of the accounting firm, Arthur Andersen LLP, Baltimore, Maryland, nominated by management, was approved as indicated below. The following chart indicates the number of shares outstanding on the record date, the number of shares present at the meeting and the number of shares voting in favor of the matters presented at the annual meeting.


-------------------------------------------------------------------------------------------------------------------
                              Shares Outstanding            Shares Present at           Shares Voting in Favor of
                              on the Record Date            the Annual Meeting               Matters Proposed
-------------------------------------------------------------------------------------------------------------------
Common Stock                       2,953,662                    2,365,853                       2,357,193
-------------------------------------------------------------------------------------------------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exibit 10.1:      $3,220,000 Promissory Note of the Company to
                           Chapman Capital Management Holdings, Inc. dated as of July 29, 1999.

         Exhibit 27:       Financial Data Schedule

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

Date:  August 12, 1999

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

10.1                       $3,220,000 Promissory Note of the Company to
                           Chapman Capital Management Holdings, Inc. dated as of July 29, 1999.

27                         Financial Data Schedule


