Form 10QSB
period 1999-09-30
CHAPMAN HOLDINGS INC
filed 1999-11-16
CIK 1051430

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

          401 East Pratt Street, Suite 2800, Baltimore, Maryland 21202
      --------------------------------------------------------------------
                     (Address of Principal Executive Office)

Issuer's telephone number, including area code:      (410) 625-9656

             -------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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


As of September 30, 1999, 2,953,622 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I......................................................................  1

      ITEM 1      FINANCIAL STATEMENTS......................................  1
      ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................

PART II.....................................................................

      ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS.................
      ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K..........................


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         The consolidated financial statements for the nine months ended September 30, 1999 have not been audited, but in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1999 or any future periods.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1998, AND SEPTEMBER 30, 1999


                                                                    December 31,     September 30,
                                                                       1998             1999
                                                                    ------------     ------------
                                                                                     (Unaudited)

ASSETS:
    Cash and cash equivalents                                       $  3,090,000     $  1,775,000
    Cash deposits with clearing organization                           2,389,000        2,477,000
    Investments                                                          204,000          239,000
    Securities owned                                                   2,080,000        1,813,000
    Receivables from brokers and dealers                                 331,000          576,000
    Receivables from affiliates                                          380,000          237,000
    Income taxes receivable                                              294,000          300,000
    Advances to officer/employee                                         657,000          723,000
    Office equipment, net                                                 38,000           95,000
    Prepaids and other assets                                            583,000          570,000
    Intangible assets                                                    145,000          113,000
    Deferred tax asset                                                    14,000          345,000
                                                                    ------------     ------------
          Total assets                                              $ 10,205,000     $  9,263,000
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses                           $    261,000     $    676,000
    Margin loan payable                                                2,559,000        2,050,000
    Accrued compensation                                                 243,000          238,000
    Deferred rent                                                         78,000           45,000
                                                                    ------------     ------------
          Total liabilities                                            3,141,000        3,009,000
                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value, 20,000,000 shares authorized,
        2,953,622 shares issued and outstanding                            3,000            3,000
    Additional paid-in capital                                         7,903,000        7,903,000
    Accumulated deficit                                                 (842,000)      (1,652,000)
                                                                    ------------     ------------
           Total stockholders' equity                                  7,064,000        6,254,000
                                                                    ------------     ------------
           Total liabilities and stockholders' equity               $ 10,205,000     $  9,263,000
                                                                    ============     ============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (Unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                             ---------------------------     ---------------------------
                                                1998            1999            1998            1999
                                             -----------     -----------     -----------     -----------
REVENUE:
    Commissions                              $   749,000     $   895,000     $ 1,909,000     $ 3,243,000
    Underwriting and management fees             233,000         175,000         376,000         554,000
    Interest and dividends                        81,000          58,000         247,000         163,000
    (Loss) gains on trading                     (174,000)        (63,000)       (174,000)        246,000
                                             -----------     -----------     -----------     -----------
          Total revenue                          889,000       1,065,000       2,358,000       4,206,000
                                             -----------     -----------     -----------     -----------
EXPENSES:
    Compensation and benefits                    546,000         739,000       1,317,000       2,324,000
    Floor brokerage and clearing fees            102,000         174,000         302,000         528,000
    Communications                                43,000          84,000         130,000         216,000
    Occupancy, equipment rental, and
       depreciation                              136,000         160,000         331,000         489,000
    Travel and business development               70,000          49,000         167,000         260,000
    Professional fees                            133,000         225,000         192,000         656,000
    Other operating expense                      152,000         334,000         326,000         874,000
                                             -----------     -----------     -----------     -----------
          Total expenses                       1,182,000       1,765,000       2,765,000       5,347,000
                                             -----------     -----------     -----------     -----------
          Loss from continuing operations
              before income tax benefit         (293,000)       (700,000)       (407,000)     (1,141,000)
INCOME TAX BENEFIT                                62,000         236,000         102,000         331,000
                                             -----------     -----------     -----------     -----------
          Net loss                           $  (231,000)    $  (464,000)    $  (305,000)    $  (810,000)
                                             ===========     ===========     ===========     ===========

BASIC AND DILUTIVE EARNINGS PER
    SHARE DATA:
          Net loss                           $     (0.08)    $     (0.16)    $     (0.11)    $     (0.27)
                                             ===========     ===========     ===========     ===========
    Weighted average shares outstanding        2,954,000       2,954,000       2,744,000       2,954,000
                                             ===========     ===========     ===========     ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                     CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                                                    Nine months ended
                                                                      September 30,
                                                              ---------------------------
                                                                  1998            1999
                                                              -----------     -----------
                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $  (305,000)    $  (810,000)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation/amortization expense                               --          38,000
       Unrealized loss/(gain) on securities owned                  36,000        (246,000)
       Deferred tax assets                                             --        (331,000)
       Effect from changes in assets and liabilities-
          Deposits with clearing organization                  (1,599,000)        (88,000)
          Receivables from brokers and dealers                    (48,000)       (245,000)
          Income tax receivable                                        --          (6,000)
          Receivables from affiliates                             801,000         143,000
          Prepaids and other assets                              (309,000)         13,000
          Net assets from discontinued operations                   6,000              --
          Accounts payable and accrued expenses                   120,000         415,000
          Accrued compensation                                     47,000          (5,000)
          Deferred rent                                            (8,000)        (33,000)
          Payable to affiliated partnership                        (5,000)             --
          Income taxes payable                                   (131,000)             --
                                                              -----------     -----------
              Net cash used in operating activities            (1,395,000)     (1,155,000)
                                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment, net                              (4,000)        (63,000)
    Purchase of investments                                       (69,000)        (35,000)
    Proceeds from sale of investments                                  --           4,000
    Advances to officer/employee                                 (448,000)        (66,000)
                                                              -----------     -----------
              Net cash used in investing activities              (521,000)       (160,000)
                                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                  6,812,000              --
                                                              -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 4,896,000      (1,315,000)
CASH AND CASH EQUIVALENTS, beginning of year                      211,000       3,090,000
                                                              -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                        $ 5,107,000     $ 1,775,000
                                                              ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash Paid for:
    Interest                                                  $     3,000     $    66,000
                                                              ===========     ===========
    Income taxes                                              $    22,000     $     5,000
                                                              ===========     ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                      CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

Chapman Holdings, Inc. provides securities brokerage and investment banking services. The accompanying unaudited consolidated financial statements include the accounts of Chapman Holdings, Inc. (CHI) and its wholly owned subsidiaries, The Chapman Co. and Charles A. Bell (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM FINANCIAL STATEMENTS

The consolidated financial statements for the three and nine months ended September 30, 1998 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

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

PLAN OF MERGER

Subsequent to September 30, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public stock offering of common stock by eChapman.com, among other things, to merge into a wholly owned subsidiary of eChapman.com. This merger would result in the Company, Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of eChapman.com. eChapman is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. eChapman.com is owned by the major stockholder of the Company.

This planned merger and the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results of operations and financial position of the Company. These risk items include the fact that eChapman.com has not launched a web site and has no internet-related operating history; the web site must be designed, developed, hosted by a service provider and marketed; eChapman.com must raise at least $20 million from its planned public offering to complete this merger; the eChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the internet.

SECURITIES OWNED AND NOT YET PURCHASED

Securities owned consist of trading proprietary stock, which is carried at market. The proprietary stock is primarily stock of CHI and Chapman Capital Management Holdings, Inc. (CCMH), an affiliate. The Chapman Co. is a market maker for CHI and for CCMH and, thus, holds this stock in inventory. As of September 30, 1999, the Chapman Co. held 121,133 shares of common stock of CHI. The proprietary stock was purchased on margin.

EARNINGS PER SHARE

As of September 30, 1999, there were 43,900 stock options outstanding; however the common stock equivalents of these options was not included in the diluted earnings per share as the stock options are antidulutive.

RELATED PARTY TRANSACTIONS

In July 1999, the Company borrowed $3,220,000 from Chapman Capital Management Holdings, Inc., an affiliate, in connection with the Company's participation in a municipal underwriting syndicate. The note was payable on demand and accrued interest at an interest rate equal to the brokers call rate as in effect from time to time. The loan and accrued interest were repaid September 14, 1999.

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

                     CHAPMAN HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                                     Three Months Ended September 30,
                                                       ------------------------------------------------------------
                                                                  1999                           1998
                                                       --------------------------       ---------------------------
                                                                    Percentage of                     Percentage of
                                                       Amount       Total Revenue       Amount        Total Revenue
                                                       ------       -------------       ------        -------------
                                                                                 (Unaudited)
Revenue:
              Commissions                           $   895,000          84.0%        $   749,000          84.3%
              Underwriting and management fees          175,000          16.4%            233,000          26.2
              Interest and dividends                     58,000           5.5%             81,000           9.1
              Loss on trading                           (63,000)         -5.9%           (174,000)        -19.6
                                                    -----------          ----           -----------        ----

              Total revenue                           1,065,000         100.0%            889,000         100.0
                                                    -----------          ----           -----------        ----

Expense:
              Compensation and benefits                 739,000          69.4%            546,000          61.4
              Floor Brokerage and clearing              174,000          16.3%            102,000          11.5
              Communications                             84,000           7.9%             43,000           4.8
              Occupancy and equipment                   160,000          15.0%            136,000          15.3
              Professional fees                         225,000          21.1%            133,000          15.0
              Travel and business development            49,000           4.6%             70,000           7.9
              Other operating expense                   334,000          31.4%            152,000          17.1
                                                    -----------          ----           -----------        ----

              Total expenses                          1,765,000         165.7%          1,182,000         133.0
                                                    -----------          ----           -----------        ----

Loss from continuing operations before
 income tax benefit                                    (700,000)        -65.7%           (293,000)        -33.0

Income tax benefit                                      236,000          22.2%             62,000           7.0%
                                                    -----------          ----           -----------        ----

Net loss                                            $  (464,000)        (43.6)%        $  231,000         (13.0)%
                                                    ===========          ====           ===========        ====



                     CHAPMAN HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                                   Nine Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                1999                              1998
                                                       ---------------------------       ---------------------------
                                                                     Percentage of                     Percentage of
                                                       Amount        Total Revenue       Amount        Total Revenue
                                                       ------        -------------       ------        -------------
                                                                                 (Unaudited)
Revenue:
              Commissions                           $ 3,243,000          77.1%        $ 1,909,000          81.0%
              Underwriting and Management fees          554,000          13.2             376,000          15.9
              Interest and dividends                    163,000           3.9             247,000          10.5
              Gain on trading                           246,000           5.8            (174,000)         -7.4
                                                    -----------          ----         -----------          ----

              Total revenue                           4,206,000         100.0           2,358,000         100.0
                                                    -----------          ----         -----------          ----

Expense:
              Compensation and benefits               2,324,000          55.2           1,317,000          55.9
              Floor Brokerage and clearing              528,000          12.6             302,000          12.8
              Communications                            216,000           5.1             130,000           5.5
              Occupancy and equipment                   489,000          11.6             331,000          14.0
              Professional fees                         656,000          15.6             192,000           8.2
              Travel and business development           260,000           6.2             167,000           7.1
              Other operating expenses                  874,000          20.8             326,000          13.8
                                                    -----------          ----         -----------          ----

              Total expenses                          5,347,000         127.1           2,765,000         117.3
                                                    -----------          ----         -----------          ----

Loss from continuing operatios before
 income tax benefit                                  (1,141,000)        (27.1)           (407,000)        (17.3)

Income tax benefit                                      331,000          -7.9             102,000           4.3
                                                    -----------          ----         -----------          ----

Net loss                                            $  (810,000)        (19.2)        $  (305,000)        (13.0)%
                                                    ===========          ====         ===========          ====


         Total revenue increased $176,000, or 19.8% to $1,065,000 for the three months ended September 30, 1999 from $889,000 for the prior comparable period. Total revenue increased by $1,848,000, or 78.4%, to $4,206,000 for the nine months ended September 30, 1999 from $2,358,000 for the prior comparable period. Revenue was higher due to an increase in commission revenue and municipal designations combined with a gain on trading.

         Commissions revenue increased by $146,000, or 19.5% to $895,000 for the three months ended September 30, 1999 from $749,000 for the prior comparable period. Commission revenue increased by $1,334,000, or 69.9%, to $3,243,000 for the nine months ended September 30, 1999 from $1,909,000 in the comparable prior period. The increase was due to growth in revenues from municipal designations which increased $613,000, or 190.0%, to $936,000 for the nine months ended September 30, 1999 from $323,000 for the prior comparable period. The company participated in 36 municipal designations during the nine months ended September 30, 1999 compared to 28 in the prior comparable period. Commission revenue from the sale of equities increased $318,000, or 21.3%, to $1,807,000 for the nine months ended September 30, 1999 from $1,489,000 for the prior comparable period. Commission revenue on fixed income securities increased $375,000, or 396.6%, to $471,000 for the nine months ended September 30, 1999 from $96,000 for the prior comparable period. This increase in fixed income can be attributable to favorable interest rates during the first nine months of the year.

         Underwriting and management fees revenue decreased $58,000, or 24.9% to $175,000 for the three months ended September 30, 1999 from $233,000 for the prior comparable period. Underwriting and management fee revenue increased by $178,000, or 47.3%, to $554,000 for the nine months ended September 30, 1999 from $376,000 for the prior comparable period. The decrease for the quarter is due to a decrease in underwriting syndication's of $112,000 offset by an increase in management fees of $54,000. The overall increase is due to an increase in underwriting syndications of $58,000, or 33.3% to $232,000 from $174,000 and an increase in management and advisory fees of $126,000, or 62.7% to $327,000 from $201,000 for the nine months ended September 30, 1999.

         Interest and dividends revenue decreased by $23,000, or 28.4% to $58,000 for the three months ended September 30, 1999 from $81,000 for the prior comparable period. Interest and dividend revenues decreased by $84,000, or 34.0%, to $163,000 for the nine months ended September 30, 1999 from $247,000 for the prior comparable period. This decrease is due to lower earnings due to lower cash balances resulting from the Company's business expansion strategy.

         The unrealized loss on trading was $63,000 for the three months ended September 30, 1999. An unrealized gain on trading of $246,000 was reported for the nine months ended September 30, 1999. The Company's unrealized gain on trading is attributable to an increase in the market value of the market making securities inventory.

         Total expenses increased by $583,000, or 49.3%, $1,765,000 for the three months ended September 30, 1999 from $1,182,000 for the prior comparable period. Total expenses increased by 2,582,000, or 93.4%, to $5,347,000 for the nine months ended from $2,765,000 for the prior comparable period. The largest components of the increase in expenses are associated with the opening of new regional offices in selected markets, business development costs associated with the Company's marketing strategy and increased staffing pursuant to the Company's business expansion strategy.

         Compensation and benefits increased by $193,000, or 35.3%, to $739,000 for the three months ended September 30, 1999 from $546,000 for the prior comparable period. As a percentage of total revenue, these expenses were 69.4% and 61.4% respectively. Compensation and benefits increased by $1,007,000, or 76.5%, to $2,324,000 for the nine months ended September 30, 1999 from $1,317,000 for the prior comparable period. As a percentage of revenue, these expenses were 55.2% and 55.9% respectively. Compensation expense includes sales commissions paid to brokers and varies in relation to changes in commission revenue. The increase in compensation and benefits is attributable to the increase in commissions paid to brokers due to increased retail and municipal sales volume and the addition of 29 employees compared to September 30, 1998.

         Floor brokerage and clearing fees increased by $72,000, or 70.6%, to $174,000 for the three months ended September 30, 1999 from $102,000 for the prior comparable period. Floor brokerage and clearing fees increased by $226,000, or 74.8%, to $528,000 for the nine months ended September 30, 1999 from $302,000 for the prior comparable period. This increase is mainly due to an increase in the number of broker's and related transaction volume offset by a slight decline in the average dollar amount per transaction as a result of changing clearing firms.

         Communications expense increased by $41,000, or 95.3%, to $84,000 for the three months ended September 30, 1999 from $43,000 for the prior comparable period. Communications expense increased by $86,000, or 66.2%, to $216,000 for the nine months ended September 30, 1999 from $130,000 for the prior comparable period. This increase was primarily attributable to increased usage associated with new offices and the Company's business expansion strategy.

         Occupancy and equipment expense increased by $24,000, or 17.6%, to $160,000 for the three months ended September 30, 1999 from $136,000 for the prior comparable period. Occupancy and equipment expense increased by $158,000, or 47.7%, to $489,000 for the nine months ended September 30, 1999 from $331,000 for the prior comparable period. The increase is mainly attributable to the opening of new offices and the Company's business expansion strategy.

         Professional fees increased by $92,000, or 69.2%, to $225,000 for the three months ended September 30, 1999 from $133,000 for the prior comparable period. Professional fees increased by $464,000, or 241.7%, to $656,000 for the nine months ended September 30, 1999 from $192,000 for the prior comparable period. The increased use of legal services, independent audit review services and marketing consultants is directly related to the Company's business expansion strategy.

         Travel and business development expense decreased by $21,000, or 30.0%, to $49,000 for the three months ended September 30, 1999 from $70,000 for the prior comparable period. Travel and business development expense increased by $93,000, or 55.7%, to $260,000 for the nine months ended September 30, 1999 from $167,000 for the prior comparable period due to increased travel related to business development activities.

         Other operating expenses increased by $182,000, or 119.7%, to $334,000 for the three months ended September 30, 1999 from $152,000 for the prior comparable period. Other operating expenses increased by $548,000, or 168.1%, to $874,000 for the nine months ended September 30, 1999 from $326,000 for the prior comparable period. This increase primarily reflects increases in advertising, telephone, postage, printing and filing fees.

         The income tax benefit increased by $174,000, or 280.6% to a tax benefit of $236,000 for the three months ended September 30, 1999 from $62,000 for the prior comparable period. The income tax benefit increased by $229,000, or 224.5%, to a tax benefit of $331,000 for the nine month period ended September 30, 1999 from $102,000 for the prior comparable period. The income tax benefit is due to a increase in loss from continuing operations for the nine months ended September 30, 1999.

The net loss increased by $233,000, or 100.9%, to $464,000 for the three months ended September 30, 1999 from a net loss of $231,000 for the prior comparable period. The net loss increased by $505,000, or 165.6%, to $810,000 for the nine months ended September 30, 1999 from a net loss of $305,000 for the prior comparable period. The change was a result of items discussed above.

YEAR 2000 SOFTWARE ISSUE

         As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of September 30, 1999, we have incurred direct Year 2000 readiness costs of approximately $152,000 to cover assessment of systems, internal testing, point-to-point testing, training, and replacement and modification of existing systems. Our Year 2000 readiness costs consist of direct expenses incurred with respect to software, consulting, and employee time and readiness expenses for upgraded computers, software and communication systems.

         We estimate our Year 2000 costs during 1999 at approximately $227,000. We estimate that our total Year 2000 readiness costs will be approximately $339,000.

         Our management has prepared a written plan detailing our software and operating systems readiness issues for the Year 2000. The plan identifies mission-critical and non-mission critical operating systems. Working with our hardware and software vendors and other third parties to prepare for the Year 2000, we substantially completed necessary hardware and software renovations during the second quarter of 1999. We tested our systems during the third quarter of 1999 to determine the effect of our readiness efforts, and we are currently working with our hardware and software vendors and other third parties to complete our Year 2000 contingency plan.

         Our Year 2000 readiness plan involves four phases:

         PHASE I-ASSESSMENT. This phase involved the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

         PHASE II-RENOVATION. This phase involved the identification and replacement of mission critical systems which we were unable to update or certify as compliant. This phase commenced in the first quarter of 1998 and was substantially completed in the second quarter of 1999. Remaining activities relate to monitoring and following up with third parties as part of our contingency planning activities in Phase IV.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and the company's clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing agent turnover rapidly. Both the Company's total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. The Company's total assets as of September 30, 1999 were $9,263,000.

         Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. In 1995 and 1998, The Chapman Co. and Mr. Chapman entered into consent agreements with the NASD regarding alleged violations of the net capital rules in late 1993 and early 1994 and early 1996, respectively. The 1998 consent agreement also addressed alleged violations of Rule 144 under the Securities Act with respect to the alleged 1996 net capital violation. The Chapman Co. and Mr. Chapman were censured and jointly fined $30,000, and Mr. Chapman was suspended from association with The Chapman Co. for 10 days pursuant to the 1995 consent agreement. Pursuant to the 1998 consent agreement, The Chapman Co. was censured and fined $7,500, and Mr. Chapman was censured, fined $7,500 and required to requalify by examination as a Financial and Operations Principal. Mr. Chapman has not requalified as a Financial and Operations Principal. The Chapman Co. has exceeded all net capital requirements since such alleged violations.

         The Chapman Co., the Company's wholly-owned broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of September 30, 1999 was $355,000, which was $105,000 in excess of its minimum NASD net capital requirement.

PLAN OF MERGER

Subsequent to September 30, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public stock offering of common stock by eChapman.com, among other things, to merge into a wholly owned subsidiary of eChapman.com. This merger would result in the Company, Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of eChapman.com. eChapman is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. eChapman.com is owned by the major stockholder of the Company.

This planned merger and the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results of operations and financial position of the Company. These risk items include the fact that eChapman.com has not launched a web site and has no internet-related operating history; the web site must be designed, developed, hosted by a service provider and marketed; eChapman.com must raise at least $20 million from its planned public offering to complete this merger; the eChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the internet.

         On December 14, 1998, The Chapman Co. advanced to Chapman Limited Partnership I $19,536 for payment of certain taxes and related payments, interest, and penalties. On October 22, 1999, Chapman Holdings, Inc. advanced the partnership $49,037 for payment of certain taxes and related payments. As of September 30, 1999, all of these advances remained outstanding. Future lease payments will be applied to such advances until repaid in full.

         The Company's cash and cash equivalents were $1,775,000 as of September 30, 1999.

         The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as the Company's regulatory capital requirements. The Company believes that its capital structure is adequate for current operations.

YEAR 2000 SOFTWARE ISSUE

         As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of September 30, 1999, Chapman Holdings' Year 2000 readiness costs were approximately $115,000 to cover assessment of systems, internal testing, point-to-point testing, training, replacement and modification of existing systems, and contingency planning.

         Chapman Holdings' estimates its Year 2000 readiness costs at approximately $133,000. Chapman Holdings estimates that its total Year 2000 readiness costs will be approximately $230,000.

         Chapman Holdings has prepared a written plan detailing Chapman Holdings' software and operating systems readiness issues for the Year 2000. The plan identifies mission-critical and non mission-critical operating systems of Chapman Holdings. Working with its hardware and software vendors and other third parties to prepare for the Year 2000, Chapman Holdings substantially completed necessary hardware and software renovations during the second quarter of 1999. We tested during the third quarter of 1999 to determine the effect of our readiness efforts, and we are currently working with our hardware and software vendors and other third parties to complete our Year 2000 contingency plan.

         Chapman Holdings' Year 2000 readiness plan involves four phases:

         PHASE I--ASSESSMENT. This phase involved the identification of all systems that are date dependent. This phase was substantially completed during the first quarter of 1998.

         PHASE II--RENOVATION. This phase involved the identification and replacement of mission-critical systems which Chapman Holdings was unable to update or certify as Y2K ready. This phase commenced in the first quarter of 1998 and was substantially completed in the second quarter of 1999. Remaining activities relate to monitoring and following up with third parties as part of our contingency planning activities in Phase IV.

         PHASE III--TESTING. This phase involves testing all systems that are date dependent and upgrading all non[cad 220]compliant systems. Chapman Holding completed this phase during the third quarter of 1999.

         PHASE IV--CONTINGENCY PLANNING. This phase involves an assessment of all mission-critical systems for potential problems that would result from Year 2000 related failures of software or hardware and also the development of plans and strategies to continue operations should such failures occur. The Chapman Co. has prepared an initial plan and will continue to refine and expand it as required through the first quarter of 2000.

         Within Chapman Holdings' Year 2000 readiness plan, systems are identified as "mission-critical" and "non mission-critical". Systems were identified as "mission critical" if the loss of the system, software or facility would cause an immediate stoppage of activity or a significant impairment of a core business area. Systems were determined to be non-Y2K ready based on information from manufacturers. Systems were identified as "not mission critical" if loss of the system, although inconvenient, would not cause an immediate stoppage of activity or significant impairment of a core business area. The following table summarizes Chapman Holdings' estimate of the status of mission-critical elements of Chapman Holdings' Year 2000 readiness plan.

                                                                NUMBER OF
                                      NUMBER OF   NUMBER OF     CRITICAL
                          NUMBER OF   CRITICAL    CRITICAL     SYSTEMS FOR
                          CRITICAL     SYSTEMS   SYSTEMS IN    WHICH PHASE
Y2K PLAN PHASE             SYSTEMS    COMPLETED    PROCESS    NOT APPLICABLE
--------------           ----------  ----------  -----------  --------------
Assessment............      32           32          --            --
Renovation............      32           23          --             9
Testing...............      32           23          --             9
Contingency Planning..      32           --          32            --

         Chapman Holdings has relationships with third parties that may have computer systems that are not Year 2000 ready. Chapman Holdings has identified the third parties upon which it relies for mission-critical systems and has contacted such third parties to confirm that their systems are Year 2000 ready. Responses from the majority of these vendors during the first and second quarters indicated that they expected to reach readiness by the third quarter of 1999. Chapman Holdings continues to monitor the progress of its vendors and suppliers. Chapman Holdings' contingency plan calls for the replacement, whenever feasible, of any vendors of mission critical systems that have not certified readiness by September 30, 1999. As of November 11, 1999, only four such vendors had not verified readiness. We have identified alternative vendors in the event these vendors are not year 2000 ready.

         While Chapman Holdings believes that it is taking prudent and necessary action to become with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on Chapman Holdings' business, financial condition, results of operations and business prospects and may subject Chapman Holdings to liability to its clients. Chapman Holdings is currently building upon its existing contingency plan in the event that Chapman Holdings or third parties do not successfully complete their readiness efforts, or if vendors or third parties controlling systems critical to Chapman Holdings are unable to confirm that their systems will be Year 2000 ready. These efforts may result in additional costs in excess of current allocations and estimates.

                                     PART II

                                OTHER INFORMATION

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 23, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-43487) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

         The Company has applied Offering proceeds in the amount of approximately $3 million to expand net capital to participate in corporate and government finance transactions, $384,000 to expand market-making and research capabilities, $150,000 to implement the DEM strategy, $1,093,000 to expand sales and marketing efforts, $1,234,000 to hire sales personnel to staff additional sales offices and corporate finance staff to implement the DEM strategy and $1,000,000 for working capital and general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits required by Item 601 of Regulation S-B:

         Exhibit 10.1: Fully Disclosed Clearing Agreement between the Pershing
                       Division, Donaldson, Lufkin & Jenrette Securities Corporation and The Chapman Co. dated March 16, 1999.

         Exhibit 10.2: Agreement and Plan of Merger by and among
                       eChapman.com, Inc., CHI Merger Subsidiary, Inc. and the Company dated November 15, 1999 (Filed as Exhibit 10.3 to eChapman.com, Inc. Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference)

         Exhibit 27:   Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHAPMAN HOLDINGS, INC.


                             By:   /s/ NATHAN A. CHAPMAN, JR.
                                   ----------------------------------------
                                   Nathan A. Chapman, Jr.
                                   President, Chairman of the Board and Director

                                   /s/ DEMETRIS B. BROWN
                                   ----------------------------------------
                                   Demetris B. Brown
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)


Date:  November 15, 1999

                                  EXHIBIT INDEX

Exhibit No.                Description of Exhibit

10 Fully Disclosed Clearing Agreement between the Pershing Division, Donaldson, Lufkin & Jenrette Securities Corporation and The Chapman Co. dated March 16, 1999.

27       Financial Data Schedule