Form 10QSB/A
period 1999-09-30
CHAPMAN HOLDINGS INC
filed 1999-11-16
CIK 1051430

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       ----------------------------------
                                   FORM 10-QSB/A

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I......................................................................  1

      ITEM 1      FINANCIAL STATEMENTS......................................  1
      ITEM 2      MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  7


PART II..................................................................... 14

      ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS................. 14
      ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K.......................... 14


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

EARNINGS PER SHARE

As of September 30, 1999, there were 43,900 stock options outstanding; however the common stock equivalents of these options was not included in the diluted earnings per share as the stock options are antidilutive.

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

                     CHAPMAN HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                                     Three Months Ended September 30,
                                                       ------------------------------------------------------------
                                                                  1999                           1998
                                                       --------------------------       ---------------------------
                                                                    Percentage of                     Percentage of
                                                       Amount       Total Revenue       Amount        Total Revenue
                                                       ------       -------------       ------        -------------
                                                                                 (Unaudited)
Revenue:
              Commissions                           $   895,000          84.0%        $   749,000          84.3%
              Underwriting and management fees          175,000          16.4             233,000          26.2
              Interest and dividends                     58,000           5.5              81,000           9.1
              Loss on trading                           (63,000)         (5.9)           (174,000)        (19.6)
                                                    -----------          ----           -----------        ----

              Total revenue                           1,065,000         100.0%            889,000         100.0
                                                    -----------          ----           -----------        ----

Expense:
              Compensation and benefits                 739,000          69.4%            546,000          61.4
              Floor Brokerage and clearing              174,000          16.3             102,000          11.5
              Communications                             84,000           7.9              43,000           4.8
              Occupancy and equipment                   160,000          15.0             136,000          15.3
              Professional fees                         225,000          21.1             133,000          15.0
              Travel and business development            49,000           4.6              70,000           7.9
              Other operating expense                   334,000          31.4             152,000          17.1
                                                    -----------          ----           -----------        ----

              Total expenses                          1,765,000         165.7           1,182,000         133.0
                                                    -----------          ----           -----------        ----

Loss from continuing operations before
 income tax benefit                                    (700,000)        (65.7)           (293,000)        (33.0)

Income tax benefit                                      236,000          22.2              62,000           7.0
                                                    -----------          ----           -----------        ----

Net loss                                            $  (464,000)        (43.6)%        $  231,000         (13.0)%
                                                    ===========          ====           ===========        ====



                     CHAPMAN HOLDINGS INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations


                                                                   Nine Months Ended September 30,
                                                       -------------------------------------------------------------
                                                                1999                              1998
                                                       ---------------------------       ---------------------------
                                                                     Percentage of                     Percentage of
                                                       Amount        Total Revenue       Amount        Total Revenue
                                                       ------        -------------       ------        -------------
                                                                                 (Unaudited)
Revenue:
              Commissions                           $ 3,243,000          77.1%        $ 1,909,000          81.0%
              Underwriting and Management fees          554,000          13.2             376,000          15.9
              Interest and dividends                    163,000           3.9             247,000          10.5
              Gain on trading                           246,000           5.8            (174,000)         (7.4)
                                                    -----------          ----         -----------          ----

              Total revenue                           4,206,000         100.0           2,358,000         100.0
                                                    -----------          ----         -----------          ----

Expense:
              Compensation and benefits               2,324,000          55.2           1,317,000          55.9
              Floor Brokerage and clearing              528,000          12.6             302,000          12.8
              Communications                            216,000           5.1             130,000           5.5
              Occupancy and equipment                   489,000          11.6             331,000          14.0
              Professional fees                         656,000          15.6             192,000           8.2
              Travel and business development           260,000           6.2             167,000           7.1
              Other operating expenses                  874,000          20.8             326,000          13.8
                                                    -----------          ----         -----------          ----

              Total expenses                          5,347,000         127.1           2,765,000         117.3
                                                    -----------          ----         -----------          ----

Loss from continuing operations before
 income tax benefit                                  (1,141,000)        (27.1)           (407,000)        (17.3)

Income tax benefit                                      331,000           7.9             102,000           4.3
                                                    -----------          ----         -----------          ----

Net loss                                            $  (810,000)        (19.2)        $  (305,000)        (13.0)%
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

         Exhibit 10.2: Agreement and Plan of Merger by and among
                       eChapman.com, Inc., CHI Merger Subsidiary, Inc. and the Company dated November 15, 1999 (Filed as Exhibit 10.3 to eChapman.com, Inc. Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on November 15, 1999 and hereby incorporated by reference)

         Exhibit 27:   Financial Data Schedule

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