Form 10KSB
period 1999-12-31
CHAPMAN HOLDINGS INC
filed 2000-03-30
CIK 1051430

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

The issuer's revenues for its most recent fiscal year were:  $7,374,000
                                                            ------------

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity on March 10, 2000 was $10,125,884.

                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of outstanding shares of Common Stock of the registrant as of March 10, 2000 was 2,953,622.

Transitional Small Business Disclosure Format
(check one).   Yes [ ]   No [ X ]

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I                                                                                                            1

ITEM 1.           DESCRIPTION OF BUSINESS                                                                         1

ITEM 2.           DESCRIPTION OF PROPERTY                                                                        21

ITEM 3.           LEGAL PROCEEDINGS                                                                              21

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            21


PART II                                                                                                          22

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                       22

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          24

ITEM 7.           FINANCIAL STATEMENTS                                                                           31

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           50


PART III                                                                                                         50

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                              50

ITEM 10.          EXECUTIVE COMPENSATION                                                                         53

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                 54

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                 56

ITEM 13.          EXHIBIT, LIST AND REPORTS ON FORM 8-K                                                          61



Domestic Emerging Markets-Registered Trademark-and DEM-Registered
Trademark-are registered trademarks and DEM Profile--TM--, DEM
Universe--TM--, DEM Company--TM--, DEM Index--TM--and the stylized C-Eagle logo are trademarks of Nathan A. Chapman, Jr.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Chapman Holdings, Inc. is an African-American controlled holding company. Its full service securities brokerage and investment banking subsidiary, The Chapman Co., is registered as a broker-dealer with the SEC and in 50 states, the District of Columbia, and Puerto Rico and is a member firm of the National Association of Securities Dealers, Inc. (the "NASD").

    Chapman Holdings, Inc. was incorporated in Maryland on December 12, 1997. The Chapman Co. was incorporated in Maryland in 1986.

    In addition to its Baltimore, Maryland headquarters, Chapman Holdings has sales offices in Alabama, California, Colorado, Illinois, Pennsylvania, Tennessee and Texas.

    Chapman Holdings intends to use the DEM strategy in its business by marketing financial services, primarily investment banking services, to DEM companies. We have identified almost 200 DEM companies with which we seek to establish a relationship. Our target client with respect to our brokerage and investment banking services are small capitalization companies traded in the over-the-counter market and privately-held companies undertaking an initial public offering.

BROKERAGE SERVICES


    Chapman Holdings' securities brokerage and investment banking subsidiary, The Chapman Co., provides brokerage services to institutional and retail clients. The Chapman Co. charges commissions to these clients for executing buy and sell orders for securities on national and regional exchanges and in the over-the-counter market. The Chapman Co.'s primary source of revenue for its brokerage business has historically been commissions generated from institutional brokerage. The Chapman Co.'s institutional clients include investment managers, corporate retirement plans and municipal retirement plan sponsors. The Chapman Co. maintains floor broker relationships on the New York, American and Chicago Stock Exchanges and executes buy and sell orders in the over-the-counter markets. Approximately 44% of The Chapman Co.'s revenue during the years ended December 31, 1999 and December 31, 1998, were derived from its brokerage business.



    The Chapman Co. also participates in fixed income secondary market trading in government securities primarily for fixed income investment managers, municipal treasurers and other investment professionals. This business is done on a competitive basis where The Chapman Co. acts as a broker. Approximately 25% and 17% of The Chapman Co.'s revenue during the years ended December 31, 1999 and 1998, respectively, were derived from secondary market trading.



    The Chapman Co. is approved to be a registered market-maker for the securities of up to five companies at any time, including Chapman Holdings and Chapman

Capital Management Holdings. Of the number of trades of The Chapman Co. as a registered market-maker during 1999, approximately 29.5% were in Chapman Capital Management Holdings, 25.6% were in Broadvision, Inc., approximately 17.2% were in Popular, Inc., approximately 14.1% were in Gemstar International Group LTD, approximately 9.5% were in Chapman Holdings, and approximately 4.1% were in Autodesk, Inc.



    The Chapman Co.'s trading activities involve the purchase, sale or short sale of securities as a principal, and, accordingly, involve risks of a change in market price of such securities and of a decrease in the liquidity of markets, which can limit our ability to sell securities purchased or to purchase securities sold in such transactions. The stock of Chapman Holdings held by The Chapman Co. in its market making inventory is recorded in the equity section of our balance sheet at cost like treasury stock. The Chapman Co. experienced a loss on trading of $264,000 for the year ended December 31, 1998 and a gain on trading of $1,617,000 for the year ended December 1999. Most of the 1998 loss is attributable to an unrealized loss of value on The Chapman Co.'s market-making inventory of Chapman Capital Management Holdings of approximately $105,000. The 1999 gain is primarily attributable to the $1,290,000 unrealized gain and a $168,000 realized gain on the value of The Chapman Co.'s market-making inventory of Chapman Capital Management Holdings. As of December 31, 1998, The Chapman Co.'s inventory of marketing-making securities was $1,500,000, which was attributable to Chapman Capital Management Holdings' stock. As of December 1999, The Chapman Co.'s inventory of market-making securities was $2,084,000, which was attributable to Chapman Capital Management Holdings' stock.



CORPORATE FINANCE



    To date, The Chapman Co.'s corporate finance activities have been limited primarily to participation in syndicates. The Chapman Co. has been a member of more than 200 underwriting syndicates for corporate issues, substantially all of which were equity offerings. During the years ended December 31, 1999 and 1998, approximately 6% and 16%, respectively, of The Chapman Co.'s revenue was derived from corporate finance transactions. In 1998, approximately 50% of The Chapman Co.'s corporate finance revenue was derived from the sale of the stock of Chapman Capital Management Holdings, for whom The Chapman Co. acted as sole underwriter.


    In the future, The Chapman Co. plans to seek to manage or co-manage an increasing number of the underwritings in which The Chapman Co. participates. Our ability to extend the DEM strategy to corporate underwritings depends on our ability to identify potential clients fitting the DEM company profile and convincing such potential clients that The Chapman Co. is the right investment banking firm for their needs. We have not conducted any independent research to test the marketability of the DEM strategy, nor have we engaged in any significant marketing of the strategy. Therefore, while we believe that the concept is viable, the level of market acceptance is largely unknown. In addition to this DEM corporate finance strategy, The Chapman Co. is aggressively seeking larger allocations in corporate underwriting syndicates managed by other investment banking firms.


GOVERNMENT FINANCE



    The Chapman Co. participates in the tax-exempt public finance market and has managed, primarily as co-manager, more than 300 transactions in 22 states and the District of Columbia, including approximately 88 transactions in the past two years. More than half of the total dollar amount of these transactions has been with jurisdictions located in Alabama, California, Pennsylvania and Tennessee.



    During the years ended December 31, 1999 and 1998, approximately 18% and 14%, respectively, of The Chapman Co.'s revenue was derived from management fees, financial advisory fees and selling concessions in public finance transactions. The Chapman Co. currently employs six investment bankers whose primary responsibility is the development of its public finance business.


    The Chapman Co. is seeking larger positions in state and local public finance transactions. We expect that the availability of the net proceeds from this offering should enhance our ability to undertake larger participations, and we believe that The Chapman Co. will be in a better position to seek manager roles in these transactions, entitling it to receive management fees in addition to selling concessions. We intend to expand The Chapman Co.'s presence in states with major issuers of negotiated tax-exempt bonds and by seeking more assignments as manager of such transactions. We also intend to expand The Chapman Co.'s participation in agency debt transactions as a member of selling groups in direct offerings and syndicates, as well as aggressively seeking management roles in these offerings.

RESEARCH

    The Chapman Co. currently employs four research analysts and provides research primarily on selected DEM companies. Management intends to increase substantially the number of DEM companies covered by The Chapman Co.'s research. We believe that initially this expansion will not require increases in our current staffing levels. Over the last 18 months, we have added three analysts to our research department, and these analysts are working to build their list of covered companies. We believe that these efforts will allow us to increase the number of DEM companies covered by our research from 20 to 40 by the end of 2000 without hiring additional research personnel.

    The Chapman Co. has also created the DEM Index, which tracks the results of certain companies meeting the DEM profile. Management believes that inclusion of a DEM company in the DEM Index offers certain advantages such as facilitating identification by fund managers and other institutions seeking to invest in minority or women controlled businesses. The Chapman Co. will seek to earn fees from subscriptions to the DEM Index and the sale of limited information regarding the companies included in the DEM Index.


CLEARING AGENT AND CUSTOMER CREDIT


    The Chapman Co. utilizes the services of the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation, Pershing, as its clearing agent on a fully disclosed basis. Pershing processes all securities transactions and maintains the accounts of customers. Pershing commenced operations as The Chapman Co.'s clearing agent in June 1999.

    The services of the Pershing include billing, credit control, receipt and custody and delivery of securities. Pershing provides the operational support necessary to process, record and maintain securities transactions for The Chapman Co.'s brokerage and distribution activities. The total cost of Pershing's services to The Chapman Co. is less than the cost The Chapman Co. would incur to provide these services.


    Pershing lends funds to The Chapman Co. customers through the use of margin credit. These loans are made to customers on a secured basis, with Pershing maintaining collateral in the form of salable securities, cash or cash equivalents. Under the terms of The Chapman Co.'s clearing agreement, The Chapman Co. indemnifies Pershing for any loss on these credit arrangements. As of December 31, 1999, The Chapman Co. had approximately $1,812,407 of margin credit outstanding to its customers through Pershing. There have been no defaults on margin loans in the last two years. The net interest income to The Chapman Co. from margin activities for the year ending December 31, 1998 was not material.



    The Chapman Co. maintains an inventory of Chapman Holdings and Chapman Capital Management Holdings common stock. As of December 31, 1999, The Chapman Co. had margin loans from Pershing in the amount of approximately $1,750,000 in connection with this inventory.



GOVERNMENT REGULATION


    The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD.


    The Chapman Co. and its subsidiary, Chapman On-Line, which is the entity through which EChapman.com intends to operate its on-line brokerage, are each registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as The Chapman Co.'s primary regulator. The NASD adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. The Chapman Co. is registered as a broker-dealer in 50 states and the District of Columbia and Puerto Rico. Chapman On-Line is registered as a broker-dealer in 36 states, the District of Columbia and Puerto Rico and has applications for registration pending in 14 states.


    Broker-dealers are subject to regulations which cover all aspects of the securities business, including:

    - Sales methods and supervision

    - Trading practices among broker-dealers

    - Use and safekeeping of customers' funds and securities

    - Record keeping

    - Conduct of directors, officers, and employees.

    The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers.

    The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees.

    The Chapman Co.'s mutual fund distribution business is subject to extensive regulation as to its duties, affiliations, conduct and limitations on fees under the Securities Exchange Act of 1934, the Investment Company Act of 1940, and the regulations of the NASD. As discussed above, The Chapman Co. is an NASD member. The NASD has prescribed rules with respect to maximum commissions, charges and fees related to investment in any mutual fund registered under the 1940 Act.


    As registered broker-dealers and a member firms of the NASD, The Chapman Co. and Chapman On-Line are subject to the net capital rule of the SEC. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth, which consists of assets minus liabilities, plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition. The Chapman Co. has elected to compute its net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed a 15-to-1 ratio. At December 31, 1999, The Chapman Co. had net capital and a net capital requirement of $1,528,000 and $250,000, respectively. The Chapman Co.'s ratio of aggregate indebtedness to net capital was .5 to 1, which is slightly less than the ratio of 0.7 to 1 at December 31, 1998. As Chapman On-Line is not yet active, it had the minimum net capital requirement of $100,000 and net capital of $135,000 as of December 31, 1999, and it had no aggregate indebtedness as of December 31, 1999.


    Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. In 1995 and 1998, The Chapman Co. and Mr. Chapman entered into consent agreements with the NASD regarding alleged violations of the net capital rules in late 1993 and early 1994 and early 1996, respectively. The 1998 consent agreement also addressed alleged violations of Rule 144 under the Securities Act with respect to the alleged 1996 net capital violation. The Chapman Co. and Mr. Chapman were censured and jointly fined $30,000, and Mr. Chapman was suspended from association with The Chapman Co. for 10 days under the 1995 consent agreement. Under the 1998 consent agreement, The Chapman Co. was censured and fined $7,500, and Mr. Chapman was censured, fined $7,500 and required to requalify by examination as a financial and operations principal.

    Mr. Chapman has not requalified as a financial and operations principal; however, we do not believe that this will adversely affect our business because other officers of The Chapman Co. are serving as the firm's Financial and Operations Principals. The Chapman Co. has exceeded all net capital requirements since such alleged violations.


    The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than a specified percentage (currently 120%) of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of The Chapman Co. that require the intensive use of capital, such as underwriting and trading activities, and also could restrict EChapman.com's ability to withdraw capital from The Chapman Co., which in turn, could limit our ability to invest in our operations, pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. As Chapman On-Line will be primarily involved in brokerage activities, it is not currently anticipated that its activities will require intensive use of capital.


COMPETITION

    The Chapman Co. encounters intense competition in all aspects of its securities business and competes directly with other larger national securities firms, a significant number of which have greater capital and other resources including, among other advantages, more personnel and greater marketing, financial, technical and research capabilities. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Chapman Co. believes that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, including their ability to effectuate a firm's commitments, and the quality, range and relative prices of services and products offered.

PERSONNEL


    At December 31, 1999, Chapman Holdings had 48 full-time employees, including 31 registered representatives. None of Chapman Holdings' personnel is covered by a collective bargaining agreement. Management considers Chapman Holdings' relationships with its employees to be good.

CHAPMAN HOLDINGS--TRADEMARKS

    We have the right to use the following registered trademarks and common law trademarks under our non-exclusive royalty-free service mark licensing agreement with Nathan A. Chapman, Jr.:

    - Domestic Emerging Markets-Registered Trademark-

    - DEM-Registered Trademark-

    - C-Eagle Logo-TM- appearing on the front page of this prospectus

    - DEM Index-TM-

    - DEM Profile-TM-

    - DEM Universe-TM-

    - DEM Community-TM-

    - DEM Company-TM-

    - DEM Multi-Manager-TM-

    - Chapman-TM-

    We regard our trademarks and other intellectual property as critical to our success. We rely on trademark law to protect our intellectual property rights. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property rights without authorization.

PLAN OF MERGER

         On November 15, 1999, the Company signed a merger agreement which is subject to stockholders approval and the completion of an initial public offering of common stock by eChapman.com, among other things, to merge into a wholly owned subsidiary of eChapman.com. In the event the merger is consummated, each share of common stock of the Company, other than shares held by stockholders who properly perfect their dissenters' rights under the Maryland General Corporation Law, automatically shall be converted into the right to receive 1.93295 shares of eChapman.com common stock and a cash payment for fractional shares.

         This merger would result in the Company, Chapman Capital Management Holdings, Inc. and Chapman Insurance Holdings, Inc. becoming wholly-owned subsidiaries of EChapman.com. EChapman.com is a newly formed corporation designed to bring these companies together to take advantage of the unique opportunities presented by the growth of the Internet. EChapman.com is owned by the major stockholder of the Company.

         The merger will be fully described in the Company's proxy materials for the special meeting of stockholders, currently expected to be held in April 2000. The discussion set forth above and the risks discussed below pertaining to the merger are qualified in their entirety by reference to the proxy materials and the merger agreement that will be attached thereto.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

NET LOSS; RISK OF INABILITY TO MANAGE GROWTH

         We have experienced and expect to continue to experience significant growth in our business activities and the number of our employees. This growth requires increased investment in personnel, financial and management systems and controls and facilities. Unless we achieve revenue growth in line with our growth in expenses, we will continue to incur losses. During 1999, we had a net loss of $442,000. Furthermore, our inability to manage such growth could have a material adverse effect on our continued operations.

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

In addition, our revenue may decline in periods of reduced demand for public offerings or reduced activity in the secondary markets and when there are reduced spreads on the trading of securities.

RISKS OF MAKING A MARKET IN THINLY-TRADED ISSUES

         A key element of our strategy is to make a market in selected securities of small capitalization, emerging U.S. companies. We currently make a market in the securities of 5 small capitalization companies. Market-making activities typically require us to maintain an inventory of the securities in which we make a market. Our inventory is subject to the same risks as those faced by investors in such securities and, since we make a market in securities of small capitalization companies, our risk is typically greater than that customarily associated with investments in securities of larger, more established companies. Small emerging companies may be subject to greater earnings fluctuation, lack of established markets for products or services, more limited financial resources and less depth of experienced management. Securities of small emerging companies generally have more limited marketability and may be subject to greater price volatility than securities of larger companies. They may be dependent for management on one or a few key persons, and can be more susceptible to losses and risks of bankruptcy.

         The companies in which we make a market are traded on the Nasdaq SmallCap Market, and, in the future, may be on the OTC Bulletin Board or the Pink Sheets, where the trading market is thinner and the spread between bid and offer prices is often larger than on the major exchanges or Nasdaq National Market. The nature of these trading markets subjects us to the risk that should the need arise to liquidate our inventories in such securities, our activities could adversely affect the market price of such securities, resulting in a requirement that we sell our inventory below the price that we deem to be representative of their value. As of December 31, 1999, our inventory of market-making securities was $2,084,000.

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

We will seek to expand our investment banking business through the implementation of our DEM strategy, by:

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

EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE/CONTROL BY PRINCIPAL STOCKHOLDER

         Nathan A. Chapman, Jr. holds 61.8% of the shares of our outstanding Common Stock. All of the shares held by Mr. Chapman are currently available for resale in the public market under Rule 144, promulgated pursuant to the Securities Act. As of December 31, 1999, an additional 126,023 shares, or approximately 4.2% of the outstanding Common Stock, where held in inventory by our subsidiary, The Chapman Co., in its capacity as market-maker for the Common Stock. All of the shares held by The Chapman Co. are available for immediate resale. Sales of a significant number of shares of Common Stock in the public market could have a material adverse effect on the market price of the Common Stock. Because Mr. Chapman controls a majority of the outstanding shares of Common Stock, he controls the outcome of all matters submitted to the stockholders for approval, including the election of all members of the Board of Directors. See "Principal Stockholders" for a table showing the amount of shares owned by Mr. Chapman and other stockholders.

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

ADDITIONAL FACTORS RELATED TO PROPOSED MERGER THAT MAY AFFECT FUTURE RESULTS

         The risks described in the preceding section pertain to the continued operation of the Company as a stand-alone entity. In the event the proposed merger is consummated, the operations of eChapman.com after the merger are subject to certain risks. The negative impact from these risks could have material adverse effects on the Company's current stockholders.

                       RISKS ASSOCIATED WITH ECHAPMAN.COM


WE ARE A NEW COMPANY WITH MINIMAL OPERATIONS TO DATE, AND WE HAVE NOT FORMALLY LAUNCHED OUR WEB SITE; IF WE EXPERIENCE A DELAY IN COMPLETING AND LAUNCHING OUR WEB SITE, OUR EARNINGS WILL SUFFER.


    EChapman.com was formed in 1999 and has had minimal operations to date, which have consisted solely of expenses incurred in developing our business plan. Although we have launched a prototype of our web site, we are still in the process of designing and developing our actual web site, and we have not made final decisions with respect to a web design firm, web development firm, a hosting services provider or other necessary Internet vendors. If we experience a delay in identifying and retaining qualified vendors for the completion and launch of our web site, our ability to successfully implement our business strategy will be adversely affected. In addition, since we are dependent upon outside vendors for these services, our estimated time frames will depend upon their availability.


BECAUSE WE HAVE NO INTERNET-RELATED OPERATING HISTORY, WE CANNOT ASSURE YOU THAT OUR EXPANSION INTO THIS AREA WILL BE PROFITABLE.



    Although we have a history with respect to the securities brokerage, investment banking and investment advisory businesses, we have no Internet-based operating history from which you can evaluate our combined business plan and prospects. In addition,


    As a new entrant to the Internet business, we face risks and uncertainties relating to our ability to implement successfully the Internet component of our business strategy, including:

    - Successful design, development and launch of the EChapman.com web site

    - Creation of public awareness of the EChapman.com brand and web site

    - Successful expansion of our financial service businesses on the Internet


    If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially adversely affected.

WE CURRENTLY HAVE NO AGREEMENTS WITH ADVERTISERS, STRATEGIC PARTNERS OR CONTENT PROVIDERS, AND IF WE ARE UNABLE TO ESTABLISH AND MAINTAIN THESE RELATIONSHIPS, OUR EARNINGS WILL SUFFER.



    Although we intend to pursue advertising relationships and strategic alliances with third parties and enter into agreements with content providers, we have not entered into negotiations with any companies, and we cannot assure you that we will be able to establish or maintain these relationships. If we cannot establish and maintain these relationships, our earnings will be adversely affected.


WE HAVE A HISTORY OF OPERATING LOSSES, AND WE EXPECT TO CONTINUE TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.


    On a pro forma basis, after giving effect to the mergers of Chapman Holdings, Chapman Capital Management Holdings and Chapman Insurance Holdings into our wholly-owned subsidiaries, we had net losses of $4,718,000 for the year ended December 31, 1999. Following the offering and the consummation of the mergers, we expect to continue to increase our operating expenses significantly, expand our marketing and staff and continue to develop and expand our web site and our online information and services. These expenses will be significant and generally will precede revenues, and if they are not followed by increased revenues, our business, results of operations and financial condition will be materially and adversely affected.


BECAUSE OF OUR LIMITED EXPERIENCE WITH BUILDING THE ECHAPMAN.COM BRAND, WE MIGHT NOT EFFECTIVELY UTILIZE RESOURCES NEEDED TO BUILD OUR BRAND, WHICH COULD NEGATIVELY IMPACT OUR REVENUE AND OUR ABILITY TO ATTRACT USERS, ADVERTISERS AND STRATEGIC PARTNERS.

    We believe that establishing and maintaining our brand is critical to our success and that the importance of brand recognition will increase due to the growing number of web sites, particularly those targeted to discrete segments of the DEM community. We intend to build our brand through advertising targeted to segments of the DEM community and the DEM community as a whole, including print, broadcast placements, public relations campaigns and the development of strategic relationships with other companies which target segments of the DEM community or, conversely, which desire access to the DEM community. We have minimal practical experience with building our brand through these channels or in establishing strategic relationships. If our efforts to build our brand through these channels do not generate a corresponding increase in revenue, our financial results could be adversely affected. Successful promotion and marketing of our brand will also depend on providing up-to-date, interesting and compelling content, community, commerce and personalized services, and we will need to increase our marketing and branding expenditures in our effort to increase our brand awareness. If our brand building strategy is unsuccessful, we may never recover these expenses, we may be unable to increase our future revenues, and our business would be materially and adversely affected. We intend to use a significant portion of the proceeds of this offering for promotion of our web site.

NATHAN A. CHAPMAN, JR. HAS BEEN AN INSTRUMENTAL FORCE IN THE GROWTH OF CHAPMAN HOLDINGS AND CHAPMAN CAPITAL MANAGEMENT HOLDINGS AND IN THE CREATION OF THE DEM STRATEGY, AND THE LOSS OF MR. CHAPMAN'S SERVICES WOULD DEPRIVE US OF MR. CHAPMAN'S KNOWLEDGE OF AND SKILL IN THE FINANCIAL SERVICES AND DEM MARKETS, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND GROWTH PROSPECTS.

    For the foreseeable future, we intend to place substantial reliance upon the personal efforts and abilities of Nathan A. Chapman, Jr., president of EChapman.com. Mr. Chapman has provided the strategic vision for and has played a key role in executing the business plans of Chapman Holdings, Chapman Capital Management Holdings and the DEM strategy in the past. Therefore, the loss of the services of Mr. Chapman would have a material adverse effect on our business, operations, revenue and business prospects because of our reliance on his strategic vision and his experience in the financial services and DEM markets. We do not have an employment agreement with Mr. Chapman. The Chapman Co. currently maintains "key man" life insurance coverage in the amount of $7,000,000 on Mr. Chapman.

USE OF THE DEM STRATEGY ON THE INTERNET IS NEW AND UNTESTED, AND IF WE ARE UNABLE TO ATTRACT MEMBERS OF THE DEM COMMUNITY TO OUR WEB SITE, OUR FUTURE PROFITABILITY WILL BE MATERIALLY AND ADVERSELY AFFECTED.

    We plan to use the DEM strategy in our Internet business to focus on attracting African-Americans, Asian-Americans, Hispanic-Americans and women to our web site. The success of our business will depend on our ability to attract members of the DEM community to our web site; however, we cannot assure you that these individuals will use our web site or that the expansion of the DEM strategy on the Internet will be profitable because of the existing and increasing competition for Internet-based business and the relatively limited market represented by members of the DEM community compared to the market for Internet users as a whole.


THERE IS NO PRIOR PUBLIC MARKET FOR OUR COMMON STOCK, AND IF A PUBLIC MARKET FOR OUR SECURITIES DOES NOT DEVELOP OR IS NOT SUSTAINED, OUR STOCK PRICE COULD BE ADVERSELY AFFECTED.



    Prior to this offering, our common stock has not been publicly traded, and we cannot assure you that an active public market for our common stock will develop or, if developed, that it will continue after the offering. Because we lack an operating history and because the Internet industry is relatively new and rapidly evolving, it is difficult to predict the extent to which investor interest in our common stock will lead to a trading market or how liquid that market might become.

                  RISKS RELATED TO ECOMMERCE AND THE INTERNET

WE FACE INTENSE COMPETITION, AND IF WE DO NOT RESPOND TO THIS COMPETITION EFFECTIVELY, WE MAY NOT BE ABLE TO RETAIN AND ATTRACT USERS, ADVERTISERS AND STRATEGIC PARTNERS, WHICH COULD REDUCE OUR REVENUE AND HARM OUR FINANCIAL RESULTS.

    The number of web sites competing for the attention and spending of users and advertisers has greatly increased, and we expect it to continue to increase. The market for Internet content sites is rapidly evolving and financial, technical and legal barriers to entry are low, enabling newcomers to launch competitive sites at relatively low costs.

    We will compete for users, advertisers and strategic partners with the following types of companies:

    - Online services or web sites targeted at the various segments of the DEM community, such as msbet.com, netnoir.com, quepasa.com, ivillage.com, women.com and womencentral.com

    - Web search and retrieval and other online service companies, commonly referred to as portals

    - Publishers and distributors of traditional media, such as television, radio and print

    - Online and traditional brokerages and investment banks

    - Traditional brokerages and investment banks


    If we do not respond to this competition effectively, we may not be able to attract users, advertisers and strategic partners, which would reduce our revenue and harm our financial results. In addition, increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business.


FAILURES OF OUR NETWORK INFRASTRUCTURE COULD RESULT IN UNANTICIPATED EXPENSES AND PREVENT OUR USERS FROM EFFECTIVELY UTILIZING OUR SERVICES, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO ATTRACT AND RETAIN USERS AND ADVERTISERS AND OTHER STRATEGIC PARTNERS.

    Our ability to successfully create an interactive online community and to deliver our financial services online depends in large part on the capacity, reliability and security of our network hardware, software and telecommunications infrastructure. Failures of our network infrastructure could result in unanticipated expenses to address these failures and could prevent our users from effectively utilizing our services, which could prevent us from retaining and attracting users, advertisers and other strategic partners. In addition, if we were to experience a network failure, we could be subject to regulatory sanctions in connection with our online brokerage services.

    Our system is susceptible to natural and man-made disasters, including fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect the operation of our web site. Our insurance policies may not compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and harm our revenues.


    In addition, our users will depend on Internet service providers, online service providers and other web site operators for access to our web site. Due to the rapid growth of the Internet, many of these service providers have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could also harm our business by preventing users from effectively utilizing our services.



       RISKS RELATED TO OUR SECURITIES BROKERAGE, INVESTMENT BANKING AND
                         INVESTMENT ADVISORY BUSINESSES



THE CHAPMAN CO. IS PARTICULARLY SUSCEPTIBLE TO LIQUIDITY RISK WHILE TRADING FOR ITS OWN ACCOUNT DUE TO ITS LARGE INVENTORY OF ECHAPMAN.COM COMMON STOCK.



    As a result of the mergers, The Chapman Co.'s inventory of Chapman Holdings common stock and Chapman Capital Management Holdings common stock will convert into shares of EChapman.com common stock. EChapman.com common stock has been approved for listing on the Nasdaq National Market. As a newly-listed Nasdaq National Market security, EChapman.com common stock may have less liquidity and higher spreads between bid and ask prices than other securities listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq National Market. Accordingly, The Chapman Co. is subject to liquidity risk with respect to this security and may take longer to liquidate its inventory of these securities than it would for investments in more liquid securities. Liquidity risk is the risk that this security may be difficult or impossible to sell at the time and for the price that The Chapman Co. deems appropriate. Further, liquidity risk implies that any effort on the part of The Chapman Co. to liquidate its portfolio in a short period of time may adversely affect the price of the EChapman.com common stock.


OUR INVESTMENT ADVISORY SUBSIDIARY IS DEPENDENT ON A FEW MAJOR INVESTMENT MANAGEMENT CLIENTS, AND IF ANY OF THESE CLIENTS TERMINATED THEIR ADVISORY ARRANGEMENTS WITH US, OUR ADVISORY FEE REVENUE WOULD BE MATERIALLY HARMED.


    All of Chapman Holdings' agreements with its advisory clients are terminable by the client upon short notice (typically 30-60 days prior written notice). As of February 29, 2000, eight clients, including all three of those invested in DEM-MET Trust and The Chapman U.S. Treasury Money Fund, represented approximately 74.5% of our total assets under management. As of February 29, 2000, DEM-MET Trust, with $329.3 million in assets under management, represented approximately 38.1% of our total assets under management. One of the participants in the DEM-MET Trust has informed us that it intends to withdrawal approximately $100 million of its investment in the trust. This withdrawal represents approximately 11.6% of Chapman Capital Management's assets under management as of February 29, 2000 and approximately 30.4% of the assets under management in the DEM-MET Trust as of February 29, 2000. We expect this withdrawal to be effective early in April 2000. If the DEM-MET Trust or any of our key investment management clients terminate their advisory arrangements with us or make additional substantial withdrawals of their assets under management, our advisory fee revenue would be materially and adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY

    Chapman Holdings' principal executive offices are located at the World Trade Center-Baltimore, 401 East Pratt Street, Suite 2800, Baltimore, Maryland 21202 where it leases approximately 10,000 square feet of office space. The lease for these premises expires in October, 2000 and Chapman Holdings has an option to renew this lease for another five years.

    We also maintain leases in the following cities for our securities brokerage's branch sales offices:

    - San Francisco, California--three year lease expiring December 2001

    - Chicago, Illinois--one year lease expiring October 2000


    - Memphis, Tennessee--one year lease expiring February 2001


    - Dallas, Texas--six month lease with automatic six month extensions


    Until November 30, 1999, we leased office space in Birmingham, Alabama on a month-to-month basis. On March 10, 1999 we entered into a pre-lease agreement for office space in Birmingham, which we have occupied since December 1, 1999, and we are currently in the process of negotiating the terms of this lease. In addition, we lease office space on a month-to-month basis in Philadelphia, Pennsylvania. We also maintain a lease in Denver, Colorado which expires in May 2000. This space previously housed one brokerage employee; however, we have subleased this space to a third party and have relocated our Denver sales office to the home office of our employee.



ITEM 3.  LEGAL PROCEEDINGS

    Chapman Holdings is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Chapman Holdings believes that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET PRICE AND DIVIDEND INFORMATION

    Since February 27, 1998, Chapman Holdings common stock has been traded in the over-the-counter market, and prices for Chapman Holdings common stock are quoted on the Nasdaq SmallCap Market under the symbol CMGT. The following table sets forth the high and low bid prices of Chapman Holdings common stock as reported on the Nasdaq SmallCap Market. These prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

    PRICE RANGE PER SHARE


                                                                              CHAPMAN
                                                                             HOLDINGS
                                                                              (CMAN)
                                                              ---------------------------------------
                                                                    HIGH                  LOW
                                                              -----------------   -------------------
1998
  1(st) Quarter(1)..........................................          10 5/8               9
  2(nd) Quarter.............................................          11                  10
  3(rd) Quarter.............................................          10 1/4               9 1/2
  4(th) Quarter.............................................           9 3/4               4 1/2
1999
  1(st) Quarter.............................................           7                   5
  2(nd) Quarter.............................................           6 3/4               5 11/16
  3(rd) Quarter.............................................           6 9/16              5 5/8
  4(th) Quarter.............................................          19 1/2               2
2000
  1(st) Quarter(2)..........................................          14 1/2              10 1/2


------------------------

(1) From February 27, 1998.


(2) Through March 28, 2000.



    On January 25, 2000, there were approximately 28 record holders of Chapman Holdings common stock. As of January 25, 2000, Chapman Holdings had 2,953,622 outstanding shares of common stock.


    DIVIDENDS

    Chapman Holdings has never declared or paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon Chapman Holdings' earnings, if any, its financial condition, and other relevant factors.

PROCEEDS OF THE OFFERING

         On February 23, 1998, the Company's Registration Statement on Form SB-2 (File No. 333-43487) pertaining to its initial public offering of shares of the Company's common stock, par value $0.001 (the "Offering") was declared effective.

         The Company has applied Offering proceeds in the amount of approximately $3,000,000 to expand net capital to participate in corporate and government finance transactions, $462,000 to expand market-making and research capabilities, $150,000 to implement the DEM strategy, $1,416,000 to expand sales and marketing efforts, $1,714,000 to hire sales personnel to staff additional sales offices and corporate finance staff to implement the DEM strategy and $58,000 for working capital and general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Chapman Holdings, Inc. consolidated financial statements and the notes included elsewhere in this document.


OVERVIEW AND GENERAL INDUSTRY CONDITIONS

    The primary sources of revenue of Chapman Holdings are commissions earned from brokerage services and management fees. Chapman Holdings' principal business activities are, by their nature, affected by many factors, including general economic and financial conditions, movement of interest rates, security valuations in the marketplace, competitive conditions, transaction volume and market liquidity. Consequently, brokerage commission revenue and investment banking fees can be volatile. While Chapman Holdings seeks to maintain cost controls, a significant portion of Chapman Holdings' expenses are fixed and do not vary with market activity. As a result, substantial fluctuations can occur in Chapman Holdings' revenue and net income from period to period. Unless otherwise indicated, in this section, references to years are to fiscal years.

RESULTS OF OPERATIONS

    The following table reflects items in the Statements of Operations as dollar amounts and as percentages of total revenue.


                                                                              YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                         1999                          1998
                                                              ---------------------------   ---------------------------
                                                                            PERCENTAGE OF                 PERCENTAGE OF
                                                                                TOTAL                         TOTAL
                                                                AMOUNTS        REVENUE        AMOUNTS        REVENUE
                                                              -----------   -------------   -----------   -------------
                                                                                            (RESTATED)
REVENUE:
Commissions                                                   $ 4,190,000        56.8%      $ 2,538,000        74.2%
Underwriting and management fees............................    1,168,000        15.9           700,000        20.5
Interest and dividends......................................      399,000         5.4           446,000        13.0
Gain (loss) on trading......................................    1,617,000        21.9          (264,000)       (7.7)
                                                              -----------       -----       -----------      ------
    Total revenue...........................................    7,374,000       100.0         3,420,000       100.0
                                                              -----------       -----       -----------      ------
EXPENSE:
Compensation and benefits...................................    3,567,000        48.4         2,186,000        63.9
Floor brokerage and clearing fees...........................      702,000         9.5           431,000        12.6
Communications..............................................      288,000         3.9           192,000         5.6
Occupancy and equipment.....................................      639,000         8.7           460,000        13.5
Travel and business development.............................      398,000         5.4           255,000         7.5
Professional fees...........................................      826,000        11.2           416,000        12.1
Advertising promotion and publicity.........................      363,000         4.9           184,000         5.4
Other operating expense.....................................    1,134,000        15.4           538,000        15.7
                                                              -----------       -----       -----------      ------
  Total expense.............................................    7,917,000       107.4         4,662,000       136.3
                                                              -----------       -----       -----------      ------
Loss before income tax benefit..............................     (543,000)       (7.4)       (1,242,000)      (36.3)
Income tax benefit..........................................     (101,000)       (1.4)         (370,000)      (10.8)
                                                              -----------       -----       -----------      ------
Net loss....................................................  $  (442,000)       (6.0)%     $  (872,000)      (25.5)%
                                                              ===========       =====       ===========      ======



    FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
     DECEMBER 31, 1998.



    Total revenue increased by $3,954,000, or 115.6%, to $7,374,000 for the year ended December 31, 1999 from $3,420,000 for the prior comparable period. Revenue was higher due to an increase in commission revenue and management and advisory fees combined with a gain on trading.



    Commission revenue increased by $1,652,000, or 65.1%, to $4,190,000 for the year ended December 31, 1999 from $2,538,000 in the comparable prior period. Commission revenue from the sale of equities increased $907,000, or 55.6%, to $2,538,000 for the year ended December 31, 1999 from $1,631,000 for the prior comparable period. Commission revenue on fixed income securities increased

$537,000, or 443.8%, to $658,000 for the year ended December 31, 1999 from $121,000 for the prior comparable period. This increase in fixed income can be attributed to favorable interest rates throughout the year. The overall increase in commission revenue was also due to targeted growth in revenues from municipal syndications which increased $200,000, or 27.0%, to $942,000 for the year ended December 31, 1999 from $742,000 for the prior comparable period. The company participated in 48 municipal syndications during the year ended December 31, 1999 compared to 40 in the prior comparable period. Chapman Company also was senior manager of 7 municipal transactions in 1999 compared to 4 in 1998.



    Underwriting and management fee revenue increased by $468,000, or 66.9%, to $1,168,000 for the year ended December 31, 1999 from $700,000 for the prior comparable period. The net increase for the year ended December 31, 1999 is due to an increase in management fees of $598,000 and a decrease in syndication fees of $130,000. The increase in management fees is attributable to increased staffing within the public finance sector of the business.



    Interest and dividend revenue decreased by $47,000, or 10.5%, to $399,000 for the year ended December 31, 1999 from $446,000 for the prior comparable period. This slight decrease is due to a combination of lower cash balances and interest earned on our trading portfolio balances at an average interest rate for 1999 of 7.19% compared to 8.25% for 1998.



    An unrealized gain on trading of $1,617,000 was reported for the year ended December 31, 1999. The Company's unrealized gain on trading is due to a significant increase in the market value of its market making securities inventory during the fourth quarter. This can be attributable to the announcement in November, 1999 of the initial public offering of eChapman.com and the merger of Chapman Holdings, Inc., Chapman Capital Management
Holdings, Inc. and Chapman Insurance Holdings into eChapman. com.



    Total expenses increased by $3,255,000, or 69.8%, to $7,917,000 for the year ended December 31, 1999 from $4,662,000 for the prior comparable period. The largest components of the increase in expenses are associated with the opening of new regional offices in selected markets, business development costs associated with the Company's marketing strategy and increased staffing pursuant to the Company's business expansion strategy.



    Compensation and benefits increased by $1,381,000, or 63.2%, to $3,567,000 for the year ended December 31, 1999 from $2,186,000 from the prior comparable period. Compensation expense includes salaries and sales commissions paid to brokers, which varies in relation to changes in commission revenue. The increase in compensation and benefits is attributable to the increase in commissions paid to brokers due to increased retail and municipal sales volume and the addition of 14 salaried employees compared to December 31, 1998.

    Floor brokerage and clearing fees increased by $271,000, or 62.9%, to $702,000 for the year ended December 31, 1999 from $431,000 for the prior comparable period. This increase is mainly due to an increase in the number of broker's and related transaction volume offset by a slight decline in the average cost per transaction as a result of changing clearing firms in June of 1999.



    Communication expense increased by $96,000, or 50.0%, to $288,000 for the year ended December 31, 1999 from $192,000 for the prior comparable period. This increase was primarily attributable to increased usage associated with new offices and the Company's business expansion strategy.



    Occupancy and equipment expense increased $179,000, or 38.9%, to $639,000 for the year ended December 31, 1999 from $460,000 for the prior comparable period. The increase is mainly attributable to the opening of new offices and the Company's business expansion strategy.



    Travel and business development expense increased by $143,000, or 56.1%, to $398,000 for the year ended December 31, 1999 from $255,000 for the prior comparable period due to increased travel related to business development activities.



    Professional fees increased by $410,000, or 98.6%, to $826,000 for the year ended December 31, 1999 from $416,000 for the prior comparable period. The overall increase is due to the use of legal services, independent audit review services and marketing consultants and is directly related to the Company's business expansion strategy.



    Advertising expense increased by $179,000, or 97.3%, to $363,000 for the year ended December 31, 1999 from $184,000 for the prior comparable period, which is directly related to increasing public awareness of the Chapman brand name and the DEM (Domestic Emerging Market) strategy.



    Other operating expenses increased by $596,000, or 110.8%, to $1,134,000 for the year ended December 31,1999 from $538,000 for the prior comparable period. Increases in bad debt write-off's of $110,000, telephone of $84,000, printing costs of $83,000, interest expense of $60,000, postage of $45,000, repairs/maintenance of $39,000, conferences of $32,000 and filing fees of $30,000 represent 81.0% of the overall increase of $596,000 for the year ended December 31, 1999.



    The income tax benefit decreased $269,000 to a tax benefit of $101,000 for the year ended December 31, 1999 from a tax benefit of $370,000 for the prior comparable period. The decrease in the income tax benefit is due to a valuation reserve established for the year ended December 31, 1999.



    Net loss decreased by $430,000 to $442,000 for the year ended December 31, 1999 from $872,000 for the prior comparable period. This decrease is a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES



    Chapman Holdings' assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and Chapman Holdings' clearing agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Chapman Holdings' clearing agent turn over rapidly. Both Chapman Holdings' total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Chapman Holdings' total assets as of December 31, 1999 were $8,535,000.



    The Chapman Co., Chapman Holdings' wholly-owned broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of December 31, 1999 was $1,528,000, which was $1,278,000 in excess of its minimum NASD net capital requirement.



    Chapman Holdings' cash and cash equivalents were $1,035,000 as of December 31, 1999.



    Historically, Chapman Holdings has financed its operations through the sale of equity securities and cash flow from operations. On July 29, 1999, Chapman Holdings borrowed $3,220,000 from Chapman Capital Management Holdings, Inc., an affiliate, in connection with The Chapman Co.'s, participation in a municipal underwriting syndicate. The loan was payable on demand and accrued interest equal to the broker call rate in effect from time to time. Chapman Holdings repaid this loan in full on September 14, 1999. At December 31, 1999, Chapman Holdings had margin debt of approximately $1,750,000 to finance the purchase of securities owned which is primarily the stock of Chapman Holdings and Chapman Capital Management Holdings, Inc.


    Chapman Holdings' overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as Chapman Holdings' regulatory capital requirements. Chapman Holdings believes that its capital structure is adequate for current operations.

EFFECTS OF INFLATION

    Chapman Holdings' assets are to a large extent liquid in nature and, accordingly, may be significantly affected by inflation. Market prices of securities that Chapman Holdings may hold in inventory are also influenced by changes in inflation. Moreover, the rate of inflation affects Chapman Holdings' expenses, such as employee compensation, occupancy expenses and communications costs, which may not be readily recoverable in the prices of services offered to Chapman Holdings' customers. To the extent inflation results in rising interest rates or has adverse effects upon the securities markets, it may adversely affect Chapman Holdings' financial condition and results of operations.

YEAR 2000 SOFTWARE ISSUE


    With the arrival of the Year 2000, existing software programs and operating systems were reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of December 31, 1999, Chapman Holdings' Year 2000 readiness costs were approximately $127,000 to cover assessment of systems, internal testing, point-to-point testing, training, replacement and modification of existing systems, and contingency planning. Chapman Holdings estimates that its total Year 2000 readiness costs will be approximately $224,000, which primarily relates to future lease payments.



    Chapman Holdings prepared a written plan detailing Chapman Holdings' software and operating systems readiness issues for the Year 2000. The plan identifies mission-critical and non mission-critical operating systems of Chapman Holdings. Working with its hardware and software vendors and other third parties to prepare for the Year 2000, Chapman Holdings substantially completed necessary hardware and software renovations during the second quarter of 1999. We tested during the third quarter of 1999 to determine the effect of our readiness efforts, and we continued to work with our hardware and software vendors and other third parties to complete our Year 2000 contingency plan through the end of 1999 and during the first quarter of the year 2000.



    Chapman Holdings' Year 2000 readiness plan involved four phases:


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



    PHASE III--TESTING. This phase involved testing all systems that are date dependent and upgrading all non-compliant systems. Chapman Holdings completed this phase during the third quarter of 1999.


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

    Within Chapman Holdings' Year 2000 readiness plan, systems are identified as "mission-critical" and "non mission-critical." We identified systems as "mission critical" if the loss of the system, software or facility would cause an immediate stoppage of activity or a significant impairment of a core business area. Systems were determined to be non-Y2K ready based on information from manufacturers. Systems were identified as "not mission critical" if loss of the system, although inconvenient, would not cause an immediate stoppage of activity or significant impairment of a core business area. The following table summarizes Chapman Holdings' estimate of the status of mission-critical elements of Chapman Holdings' Year 2000 readiness plan.



                                                                                          NUMBER OF
                                                               NUMBER OF   NUMBER OF       CRITICAL
                                                   NUMBER OF   CRITICAL     CRITICAL     SYSTEMS FOR
                                                   CRITICAL     SYSTEMS    SYSTEMS IN    WHICH PHASE
Y2K PLAN PHASE                                      SYSTEMS    COMPLETED    PROCESS     NOT APPLICABLE
--------------                                     ---------   ---------   ----------   --------------
Assessment.......................................     32          32           --             --
Renovation.......................................     32          23           --              9
Testing..........................................     32          23           --              9
Contingency Planning.............................     32          32           --             --



    Chapman Holdings identified the third parties upon which it relies for mission-critical systems and contacted such third parties to confirm that their systems are Year 2000 ready. Responses from the majority of these vendors during the first and second quarters of 1999 indicated that they expected to reach readiness by the third quarter of 1999. As of the date of this prospectus and proxy statement, all of our vendors of mission critical systems have verified readiness, and we have not had any problems with these vendors' systems not being Year 2000 ready.



    Although Chapman Holdings suffered no significant Year 2000 problems at the start of 2000 or as of March 29, 2000, and while Chapman Holdings believes that it is taking prudent and necessary action to become with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Any such interruptions could be expected to have a material adverse effect on Chapman Holdings' business, financial condition, results of operations and business prospects and may subject Chapman Holdings to liability to its clients. Chapman Holdings is currently building upon its existing contingency plan in the event that Chapman Holdings or third parties do not successfully complete their readiness efforts. These efforts may result in additional costs in excess of current allocations and estimates.

ITEM 7.  FINANCIAL STATEMENTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Chapman Holdings, Inc:



    We have audited the accompanying consolidated balance sheet of Chapman Holdings, Inc. and Subsidiaries (a Maryland corporation) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended (as revised for 1998--see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chapman Holdings, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.


                                           /s/ ARTHUR ANDERSEN LLP


Baltimore, Maryland,
January 31, 2000

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEET



                            AS OF DECEMBER 31, 1999



                                                                 1999
                                                                 ----
ASSETS:
  Cash and cash equivalents.................................  $1,035,000
  Cash deposits with clearing organization..................   2,674,000
  Investments, available for sale...........................     239,000
  Securities owned of affiliate, at market value............   2,084,000
  Receivables from brokers and dealers......................     584,000
  Receivables from affiliates...............................     333,000
  Income taxes receivable...................................     296,000
  Advances to officer/employee..............................     688,000
  Office equipment, net.....................................      93,000
  Prepaids and other assets.................................     406,000
  Intangible assets, net....................................     103,000
                                                              ----------
      Total assets..........................................  $8,535,000
                                                              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Accounts payable and accrued expenses.....................  $  494,000
  Margin loan payable.......................................   1,750,000
  Accrued compensation......................................     379,000
  Deferred rent.............................................      34,000
                                                              ----------
      Total liabilities.....................................   2,657,000
                                                              ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 2,953,622 shares issued and outstanding.....       3,000
  Additional paid-in capital................................   7,903,000
  Accumulated deficit.......................................  (1,025,000)
  Proprietary stock of Company held by subsidiary, at cost,
    126,000 shares..........................................    (842,000)
  Cumulative realized loss on trading proprietary stock of
    Company held by subsidiary..............................    (161,000)
                                                              ----------
      Total stockholders' equity............................   5,878,000
                                                              ----------
      Total liabilities and stockholders' equity............  $8,535,000
                                                              ==========



The accompanying notes are an integral part of this consolidated balance sheet.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS



                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                 1999         1998
                                                              ----------   -----------
                                                                           (RESTATED)
REVENUE:
  Commissions...............................................  $4,190,000   $ 2,538,000
  Underwriting and management fees..........................   1,168,000       700,000
  Interest and dividends....................................     399,000       446,000
  Trading, net gains (losses), primarily affiliate stock....   1,617,000      (264,000)
                                                              ----------   -----------
      Total revenue.........................................   7,374,000     3,420,000
                                                              ----------   -----------
EXPENSE:
  Compensation and benefits.................................   3,567,000     2,186,000
  Floor brokerage and clearing fees.........................     702,000       431,000
  Communications............................................     288,000       192,000
  Occupancy, equipment rental, and depreciation.............     639,000       460,000
  Travel and business development...........................     398,000       255,000
  Professional fees.........................................     826,000       416,000
  Advertising, promotion and publicity......................     363,000       184,000
  Other operating expense...................................   1,134,000       538,000
                                                              ----------   -----------
      Total expense.........................................   7,917,000     4,662,000
                                                              ----------   -----------
      Loss before income tax benefit........................    (543,000)   (1,242,000)
INCOME TAX BENEFIT..........................................    (101,000)     (370,000)
                                                              ----------   -----------
      Net loss..............................................  $ (442,000)  $  (872,000)
                                                              ==========   ===========
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:
  Net loss..................................................  $     (.15)  $      (.31)
                                                              ==========   ===========
  Weighted average shares outstanding.......................   2,954,000     2,793,000
                                                              ==========   ===========



 The accompanying notes are an integral part of these consolidated statements.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                          CUMULATIVE
                                                                                           REALIZED
                                                                                        LOSS ON TRADING
                                                                                          PROPRIETARY
                                                           RETAINED      PROPRIETARY       STOCK OF
                                            ADDITIONAL     EARNINGS       STOCK OF        COMPANY BY          TOTAL
                                  COMMON     PAID-IN     (ACCUMULATED   COMPANY HELD      SUBSIDIARY      STOCKHOLDERS'
                                  STOCK      CAPITAL       DEFICIT)     BY SUBSIDIARY     OF COMPANY         EQUITY
                                 --------   ----------   ------------   -------------   ---------------   -------------
BALANCE, December 31, 1997.....   $2,000    $1,092,000   $   155,000      $      --        $      --       $1,249,000
  Net loss.....................       --            --      (872,000)            --               --         (872,000)
  Accumulated deficit from
    discontinued operations....       --            --       134,000             --               --          134,000
  Net proceeds from issuance of
    common stock...............    1,000     6,811,000            --             --               --        6,812,000
  Proprietary trading stock of
    Company held by subsidiary,
    at cost....................       --            --            --       (884,000)              --         (884,000)
  Realized loss on trading of
    proprietary stock of
    Company held by
    subsidiary.................       --            --            --             --          (70,000)         (70,000)
                                  ------    ----------   -----------      ---------        ---------       ----------
BALANCE, December 31, 1998
  (Restated)...................    3,000     7,903,000      (583,000)      (884,000)         (70,000)       6,369,000
  Net loss.....................       --            --      (442,000)            --               --         (442,000)
  Proprietary trading stock of
    Company held by subsidiary,
    at cost....................       --            --            --         42,000               --           42,000
  Realized loss on trading of
    proprietary stock of
    Company held by
    subsidiary.................       --            --            --             --          (91,000)         (91,000)
                                  ------    ----------   -----------      ---------        ---------       ----------
BALANCE, December 31, 1999.....   $3,000    $7,903,000   $(1,025,000)     $(842,000)       $(161,000)      $5,878,000
                                  ======    ==========   ===========      =========        =========       ==========



 The accompanying notes are an integral part of these consolidated statements.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                 1999          1998
                                                              -----------   -----------
                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (442,000)  $  (872,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization expense...................       70,000         8,000
    Unrealized (gain) loss on securities owned..............   (1,355,000)      264,000
    Deferred taxes..........................................     (101,000)       63,000
    Effect from changes in assets and liabilities-
      Deposits with clearing organization...................     (285,000)   (2,349,000)
      Receivables from brokers and dealers..................     (253,000)       54,000
      Receivables from discontinued operations..............           --       801,000
      Receivables from affiliates...........................       47,000      (380,000)
      Income tax receivable.................................       (2,000)     (294,000)
      Prepaids and other assets.............................      177,000      (495,000)
      Net assets from discontinued operations...............           --         6,000
      Accounts payable and accrued expenses.................      233,000       193,000
      Accrued compensation..................................      136,000       174,000
      Deferred rent.........................................      (44,000)      (11,000)
      Payable to affiliated partnership.....................           --       (10,000)
      Income taxes payable..................................           --       (98,000)
                                                              -----------   -----------
        Net cash used in operating activities...............   (1,819,000)   (2,946,000)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment..............................      (83,000)      (23,000)
  Purchase of stock of Chapman On-Line......................           --      (220,000)
  Purchase of investments...................................      (35,000)   (1,207,000)
  Proceeds from sale of investments.........................        4,000     1,014,000
  Advances to officer/employee..............................      (31,000)     (481,000)
                                                              -----------   -----------
        Net cash used in investing activities...............     (145,000)     (917,000)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................           --     7,715,000
  Issuance costs............................................           --      (903,000)
  Net proceeds from sales of treasury stock.................      (91,000)      (70,000)
                                                              -----------   -----------
        Net cash (used in) provided by financing
          activities........................................      (91,000)    6,742,000
                                                              -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (2,055,000)    2,879,000
CASH AND CASH EQUIVALENTS, beginning of year................    3,090,000       211,000
                                                              -----------   -----------
CASH AND CASH EQUIVALENTS, end of year......................  $ 1,035,000   $ 3,090,000
                                                              ===========   ===========



 The accompanying notes are an integral part of these consolidated statements.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                           DECEMBER 31, 1999 AND 1998



1. ORGANIZATION AND BUSINESS:



    Chapman Holdings, Inc. (the "Company") provides securities brokerage and investment banking services. The Company, during December 1997, became the parent of a wholly-owned subsidiary, The Chapman Co. ("Chapman") and its two subsidiaries, Chapman Capital Management, Inc. ("CCM") and Chapman Insurance Agency, Incorporated ("CIA") pursuant to the merger of a newly formed wholly-owned subsidiary of the Company into Chapman. CCM and CIA were spun off from Chapman as part of the initial public offering ("IPO") on February 26, 1998.



    The Company allocates compensation, benefits and other costs to CCM and CIA on a proportional allocation cost method which management believes is reasonable. Compensation and benefits are allocated based on management's estimate of the percentage of time employees spend performing services for CCM and CIA. Other costs, consisting of communications, occupancy and administrative support, are allocated based on estimated usage by CCM and CIA. The Company allocated approximately $599,000 and $852,000 in expenses related to the above costs during the years ended December 31, 1999 and 1998.



    On November 15, 1999, the Company signed a merger agreement, which is subject to stockholders' approval and the completion of an initial public stock offering of common stock by EChapman.com, among other things, to merge into a wholly owned subsidiary of EChapman.com. This merger would result in the Company, Chapman Capital Management Holdings, Inc. (CCMH) and Chapman Insurance Holdings, Inc., affiliates, becoming wholly owned subsidiaries of EChapman.com. EChapman.com is a newly formed corporation designed to bring these companies together and to take advantage of the unique opportunities presented by the growth of the internet. EChampan.com is owned by the major stockholder of the Company.



    The planned merger and the operations of EChapman.com after the merger, are subject to certain risks. The negative impact from these risks could have material adverse effects on the future results from operations and financial position of the Company. These risk items include the fact that EChapman.com has not launched a website and has no internet-related operating history; the website must be designed, developed, hosted by a service provider and marketed; EChapman.com must raise at least $20 million from its planned public offering to complete this merger; the EChapman.com brand must be successful in order for it to attract users, advertisers and strategic partners; and the success of the "Domestic Emerging Markets" strategy through the use of the internet.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:



BASIS OF PRESENTATION



    The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles and include the operations of the Company, Chapman, and Chapman On-Line, Inc. (formerly Charles A. Bell Securities, Inc.). All significant intercompany balances have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



ACQUISITION



    The Company acquired all of the outstanding stock of Chapman On-Line, Inc. (formerly Charles A. Bell), a securities brokerage firm located in San Francisco, California, on December 29, 1998, for approximately $391,000. The acquisition resulted in recording approximately $145,000 of intangible assets from the purchase price being in excess of the book value of Chapman
On-Line, Inc. The assets acquired consist of cash, current assets, property and intangibles.



CASH AND CASH EQUIVALENTS



    Cash and cash equivalents primarily consists of cash invested in the U.S. Treasury Money Fund, a fund managed by Chapman Capital Management, Inc., an affiliate.



INVESTMENTS



    Investments as of December 31, 1999, consist primarily of certificates of deposit in which cost approximates market. As of December 31, 1999, the $239,000 of investments held were classified as available for sale in accordance with Statement of Financial Accounting Standards 115.



SECURITIES OWNED



    Securities owned consist of trading proprietary stock, which is carried at market on the balance sheet. Any unrealized gain (loss) on trading of proprietary stock is included in earnings on the income statement. The proprietary stock as of December 31, 1999 is stock of CCMH, a company whose majority stockholder is also

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


the majority stockholder of the Company. Chapman is the market maker for CCMH and, thus, holds their stock in inventory. As of December 31, 1999, Chapman held 138,000 shares of common stock of CCMH with a market value of approximately $2,084,000. The Company recorded an unrealized gain of approximately $1,290,000 and an unrealized loss of approximately $105,000 related to the CCMH stock held for the years ended December 31, 1999 and 1998, respectively, in the consolidated statements of operations.



    The unrealized gain recorded in 1999 was earned primarily during the fourth quarter of 1999. In November 1999, a registration statement was filed for an initial public offering of EChapman.com and the announcement was made that the Company, CCMH and Chapman Insurance Holdings would merge into EChapman.com, as discussed in Note 1. Following this announcement, CCMH's common stock price increased in value leading to some of the $1,290,000 unrealized gain. This unrealized gain may be significantly effected if the EChapman.com transaction is not completed or if it is completed at a market price less than disclosed in the preliminary offering document.



TREASURY STOCK



    Chapman is also the market maker for the Company. However, as the Company is the parent of Chapman, all purchases and sales of the Company's stock by Chapman have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of December 31, 1999, Chapman held 126,000 shares of the Company's stock in inventory.



FINANCIAL INSTRUMENTS



    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, investments, securities owned, advances, accounts payable, accrued expenses and margin loan payable approximate fair value.



EARNINGS PER SHARE



    Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the period the calculation is made. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method. The weighted average shares outstanding for the years ended December 31, 1999 and 1998, are the weighted average common

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


shares outstanding of 2,954,000 and 2,793,000, respectively. The options granted are antidilutive for 1999 and 1998 and, thus, are not included in the earnings per share calculation.



INTANGIBLE ASSETS



    Intangible assets consist of a non-compete agreement of $75,000 being amortized over 2 years and goodwill of $70,000 being amortized over 15 years. These intangibles are related to the Chapman On-Line acquisition.



SEGMENT REPORTING



    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998, and has determined that the Company has only one segment, securities brokerage and investment banking services. The Company came to this conclusion because the Company operates in one regulatory environment and has only one management group that manages the entire Company. Information on the Company's results are provided as one segment to the key decision-maker to make decisions.



COMPREHENSIVE INCOME



    The Company has adopted SFAS, No. 130, "Reporting Comprehensive Income" and has determined that the Company does not have any comprehensive income adjustments for the periods presented, and therefore, comprehensive income equals net income.



REVENUE RECOGNITION



    The Company records commission revenue and related expenses on a trade date basis as the securities transactions occur. Management fees are recognized in the period the services are provided, and underwriting fees are recognized when the transactions close.



VOLATILITY OF BUSINESS



    The Company's revenues and operating results may fluctuate from month to month, quarter to quarter and year to year due to a combination of factors, including the number of underwriting transactions in which the Company participates, access to public markets for companies in which the Company has invested as a principal, the

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


level of institutional and retail brokerage transactions, and expenses of establishing new business units. The Company's revenues from an underwriting transaction are recorded only when the underwritten security commences trading; accordingly, the timing of the Company's recognition of revenue from a significant transaction can materially affect the Company's operating results. As a result, the Company could experience losses if demand for the above transactions declines faster than the Company's ability to change its cost structure.



OFFICE EQUIPMENT



    Office equipment is depreciated using the straight-line method over the estimated useful life of 3 to 5 years. As of December 31, 1999, accumulated depreciation was $36,000.



TRANSACTIONS WITH CLEARING ORGANIZATION



    The Company had a margin loan payable, due to its clearing organization, Pershing, of $1,750,000 as of December 31, 1999, which was used to purchase the proprietary stock. This margin loan bears interest at a variable rate. This rate was 7.75% as of December 31, 1999. Interest expense on the margin loan for the years ended December 31, 1999 and 1998, was approximately $191,000 and $111,000, respectively, and is included in other operating expense in the accompanying consolidated statements of operations. The Company also had cash on deposit with the clearing agent of $2,674,000 as of December 31, 1999. The securities purchased with the funds are held by the clearing agent as collateral. The margin loan is due and repaid as the securities are sold.



    The Company is required to have cash on deposit with its clearing agent for general trading purposes. In addition, receivables from and payables to the clearing organization arise from cash settlements on ordinary trading activity and clearing expenses.



    Proprietary accounts held at the clearing organization (PAIB Assets) are considered allowable assets in the computation of net capital pursuant to an agreement between the Company and the clearing organization which requires, among other things, for the clearing organization to perform a computation of PAIB assets similar to the customer reserve computation set forth in Rule 15c3-3.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)


INCOME TAXES



    The Company accounts for income taxes under the separate company liability method, whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.



RECLASSIFICATIONS



    Certain reclassifications have been made to 1998 financial statements to conform to 1999 financial statement presentation.



RESTATEMENT OF 1998 FINANCIAL STATEMENTS



    Prior to 1999, the Company treated Chapman's ownership of its shares as trading securities with any unrealized gains and losses being accounted for in the income statement. It was the company's understanding that this accounting was consistent with industry practice. After discussion with the staff of the Securities and Exchange Commission, the Company revised its accounting to now treat such transactions as treasury stock transactions, with any realized gains and losses being reflected in equity. Unrealized gains or losses are not reflected in the financial statements. The impact of this change on the 1998 consolidated financial statements resulted in a decrease in the loss before income tax benefit, income tax benefit, net loss and basic and diluted net loss per share of $374,000, $115,000, $259,000 and $.09, respectively.



3. INITIAL PUBLIC OFFERING AND SPIN-OFF OF OPERATIONS:



    On February 26, 1998, the Company consummated an initial public offering (the Offering) of its common stock pursuant to which the Company received net proceeds, after the offering costs, of approximately $6,812,000. Effective February 26, 1998, concurrent with the Company's completed initial public offering, the Company spun off two of its wholly-owned subsidiaries, CCM and CIA.



4. CAPITAL STOCK:



    The common stock activity included in the accompanying consolidated financial statements has been restated to reflect the one-for-five share exchange of stock related to the merger of Chapman into the Company during 1998. As such, all share

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



4. CAPITAL STOCK: (CONTINUED)


data related to Chapman prior to the merger has been restated at the Company's stock conversion amounts.



5. COMMITMENTS AND CONTINGENCIES:



    The Company has entered into an operating lease agreement for office facilities which expires on October 15, 2000. Rent expense under this agreement was $209,000 in 1999 and 1998. The aggregate minimum future rental under this lease which expires in 2000 is $200,000.



    In addition, a proportionate share of real estate taxes and building expenses in excess of base year amounts are charged to the Company. This lease agreement includes scheduled rent increases which are recognized on a straight-line basis. As of December 31, 1999, the Company recorded $34,000 in deferred rent relating to this straight-line basis of rent expense recognition.



    The Company leases furniture and equipment from the Chapman Limited Partnership I (the Partnership), an entity in which certain officers and stockholders of the Company are partners. The lease requires monthly payments of $10,000 and contains one year renewable terms, at the option of the Company, through September 2000, at which time the Company can purchase the furniture and equipment at fair value. Rent expense under this lease agreement was $118,000 in 1999 and 1998.



    The Company leases computer equipment through a non-cancellable operating lease with a three-year lease term. The lease requires monthly rent payments of $8,500 a month and expires in July 2002. Rent expense under this lease was $87,000 and $5,000 in 1999, and 1998, respectively.



    The Company clears all transactions for its brokerage customers through its clearing agent, which carries and clears all customer securities accounts. The clearing agent also lends funds to the Company's brokerage customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing agent maintaining collateral in the form of saleable securities, cash or cash equivalents. Pursuant to the terms of the agreement between the Company and the clearing agent, in the event that customers fail to pay for their purchases, to supply the securities that they have sold, or to repay funds they have borrowed, and the clearing agent satisfies any customer obligations, the Company would be obligated to indemnify the clearing agent for any resulting losses. For the years ended December 31, 1999 and 1998, the Company did not incur such losses.

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



5. COMMITMENTS AND CONTINGENCIES: (CONTINUED)


    Securities brokerage firms become parties to arbitrations brought by dissatisfied customers in the general course of business. The Company has been and is currently a party to such proceedings, none of which has resulted or which management believes will result in any material liability.



6. INCOME TAXES:



    A reconciliation of the statutory income taxes to the recorded income tax benefit for the years ended December 31, 1999 and 1998, are as follows:



                                                          1999        1998
                                                        ---------   ---------
Statutory tax (at 35% rate)...........................  $(190,000)  $(435,000)
Effect of state income taxes..........................    (23,000)    (49,000)
Effect of graduated tax rate..........................         --      74,000
Effect of permanent book to tax differences...........     11,000      40,000
Valuation allowance...................................    101,000          --
                                                        ---------   ---------

Income tax benefit....................................  $(101,000)  $(370,000)
                                                        =========   =========



    The components of the income tax benefit for the years ended December 31, 1999 and 1998, are as follows:



                                                          1999        1998
                                                        ---------   ---------
Current...............................................  $      --   $(363,000)
Deferred..............................................   (202,000)     (7,000)
Valuation allowance...................................    101,000          --
                                                        ---------   ---------
Income tax benefit....................................  $(101,000)  $(370,000)
                                                        =========   =========

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



6. INCOME TAXES: (CONTINUED)


    The Company's deferred income tax asset and liability as of December 31, 1999, consist of the following:



Deferred tax asset:
  NOL carryforward..........................................  $ 530,000
                                                              ---------
Deferred tax liability:
  Cash to accrual...........................................    (42,000)
  Unrealized gain...........................................   (430,000)
  Other.....................................................     43,000
                                                              ---------
      Total.................................................   (429,000)
                                                              ---------
Valuation allowance.........................................   (101,000)
                                                              ---------
  Net deferred tax liability recorded on the consolidated
    balance sheet...........................................  $      --
                                                              =========



    A valuation reserve was applied against the next deferred tax asset as of December 31, 1999, as its realization was not more likely than not to be realized.



7. REGULATORY REQUIREMENTS:



    Pursuant to the requirements of the Securities and Exchange Commission's
(SEC) Uniform Net Capital Rule (Rule 15c3-1), the Company is required to maintain net capital, as defined, of not less than $250,000 and $100,000 as of December 31, 1999 and 1998, respectively, and a ratio of aggregate indebtedness to net capital, as defined, not to exceed 15 to 1. As of December 31, 1999, the Company had excess net capital of $1,278,000 and a ratio of aggregate indebtedness to net capital of .5 to 1.



    The Company is subject to compliance with various SEC and National Association of Securities Dealers, Inc. (NASD) regulations. Also, the NASD periodically reviews the Company's records and procedures for compliance with its requirements. Any acts of noncompliance may subject the Company to fines and other punitive remedies and may significantly effect the Company's ability to operate.



8. STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURE:



    Supplemental cash flow disclosure for the years ended December 31, 1999 and 1998 were as follows:



                                                            1999       1998
                                                          --------   --------
Cash paid-
  Interest..............................................  $275,000   $121,000
  Income taxes..........................................     5,000     29,000

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



8. STATEMENTS OF CASH FLOWS-SUPPLEMENTAL DISCLOSURE: (CONTINUED)


    The Company's realized loss of $91,000 during 1999 was related to proprietary stock proceeds of the Company of approximately $500,000 and sales of approximately $591,000. The proceeds and sales for 1998 are not disclosed as the information is not readily available.



9. EMPLOYEE SAVINGS PLAN:



    The Company's Retirement Savings Plan, a 401(k) plan, provides participants a mechanism for making contributions for retirement savings. Each participant may make pre-tax and after-tax contributions based upon eligible compensation. The Company may make discretionary contributions based on the participants' compensation for the plan year. The Company elected not to contribute to the plan for the years ended December 31, 1999 and 1998.



10. OMNIBUS STOCK PLAN:



    In March 1998, Chapman started an Omnibus Stock Plan (the Plan) to enable selected management, employees, consultants and directors to acquire interest in Chapman through ownership of common stock. The Plan has 150,000 shares of common stock registered. On September 28, 1998, Chapman granted options for 43,900 shares of common stock at fair market value at the date of grant, which was $9.50. The options vested on the grant date and have a three-year term. None of those options had been exercised, expired or canceled as of December 31, 1999.



    The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 ("APB
No. 25"), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1998, using the Black-Scholes option pricing model. The following assumptions were used for grants for the year ended December 31, 1998:



Risk free interest rate.....................................   4.51%
Expected dividend yield.....................................    0.0%
Expected volatility.........................................   59.0%



    Options were assumed to be exercised upon vesting for the purposes of this valuation. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



10. OMNIBUS STOCK PLAN: (CONTINUED)


share information reflected on the accompanying consolidated statements of operations would have been decreased to the following "as adjusted" amount for the years ended December 31, 1999 and 1998:



                                                         1999         1998
                                                       ---------   -----------
Net income (loss):
  As reported........................................  $(442,000)  $  (872,000)
  As adjusted........................................   (442,000)     (976,000)

Basic earnings:
  Per share-
  As reported........................................       (.15)         (.31)
  As adjusted........................................       (.15)         (.35)



    Weighted average fair value of options granted for the year ended
December 31, 1998, was $3.37. The value was calculated using the Black-Scholes option pricing model.



11. RELATED PARTY TRANSACTIONS:



    The Company served as the underwriter for DEM, Inc. (DEM), a registered non-diversified closed-ended management investment company. CCM provides investment advisory and administrative services to DEM under an investment advisory and administrative services agreement which sets forth the services to be provided and the fees to be charged. The Company purchased 69,000 shares of DEM stock during 1998. During the fourth quarter of 1998, DEM was dissolved. The Company recognized a $159,000 loss on trading due to this dissolution.



    The Company acted as the underwriter, on a best efforts basis, for the sale of CCMH common stock. The Company was paid $297,000 in underwriting fees and commissions in the year ended December 31, 1998.



    As of October 31, 1997, CCM executed a 10-year note to the Company in the amount of $772,000 accruing interest at 6.68% per annum. CCM repaid this note in full during 1998.



    As of December 31,1999, the Company had outstanding advances to its majority stockholder of $666,000. The advances to the majority stockholder are reflected in five notes. Four of the notes are three-year notes that accrue interest at a range of 4.33% to 5.54% per annum. No interest or principal payments are due until maturity, which is February through December, 2001. There is also a demand note that accrues

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



11. RELATED PARTY TRANSACTIONS: (CONTINUED)


interest at 5.5% per annum. The interest rates on the notes are based on the IRS applicable federal rate in effect from time to time. The Company also has $22,000 of advances to employees as of December 31, 1999.



    The Company shares office space, certain employees and other overhead with certain other entities controlled by the majority stockholder including CCM and CIA. The Company allocates compensation and benefits expense to CCM and CIA based on actual compensation and benefits expense and the estimated percentage of the employee's time spent performing services for each entity. The Company allocates other expenses based on estimated usage.



    Receivables from affiliates consist of receivables from CCM related to the above agreement. As of December 31, 1999, the Company had receivables from CCM of $97,000, related to the allocation agreement. The Company has been paying expenses on behalf of EChapman.com. Included in receivables from affiliates as of December 31, 1999 is $191,000 due from EChapman.com related to these expenses. Also, included in receivables from affiliates is $45,000 as of December 31, 1999, due from other affiliates for expenses paid on their behalf.



    In July 1999, the Company borrowed $3,220,000 from Chapman Capital Management Holdings, Inc., an affiliate, in connection with the Company's participation in a municipal underwriting syndicate. The note was payable on demand and accrued interest at the broker call rate. The note was paid in full in September 1999. The Company paid $37,000 in interest expense on this note.



12. CHANGE IN QUARTERLY RESULTS (UNAUDITED):



    As discussed in Note 2, as of December 31, 1999, the Company revised how it accounts for Company stock held by Chapman in the consolidated financial

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



12. CHANGE IN QUARTERLY RESULTS (UNAUDITED): (CONTINUED)


statements. This change resulted in the Company restating the quarterly results for each of the quarters listed below.



                                                                 1999
                              ---------------------------------------------------------------------------
                                    1ST QUARTER               2ND QUARTER               3RD QUARTER
                              -----------------------   -----------------------   -----------------------
                               AS FILED    AS REVISED    AS FILED    AS REVISED    AS FILED    AS REVISED
                              ----------   ----------   ----------   ----------   ----------   ----------
CONDENSED STATEMENT OF
  OPERATIONS:
Total revenue...............  $1,723,000   $1,533,000   $1,418,000   $1,517,000   $1,065,000   $1,069,000
Total expenses..............   1,717,000    1,717,000    1,865,000    1,865,000    1,765,000    1,765,000
                              ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income
  tax provision (benefit)...       6,000     (184,000)    (447,000)    (348,000)    (700,000)    (696,000)
Income tax provision
  (benefit).................       2,000      (61,000)     (97,000)     (76,000)    (236,000)    (236,000)
                              ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)...........  $    4,000   $ (123,000)  $ (350,000)  $ (272,000)  $ (464,000)  $ (460,000)
                              ==========   ==========   ==========   ==========   ==========   ==========



                                                                 1999
                              ---------------------------------------------------------------------------
                                    1ST QUARTER               2ND QUARTER               3RD QUARTER
                              -----------------------   -----------------------   -----------------------
                               AS FILED    AS REVISED    AS FILED    AS REVISED    AS FILED    AS REVISED
                              ----------   ----------   ----------   ----------   ----------   ----------
CONDENSED BALANCE SHEET
  INFORMATION:
Total assets................  $9,616,000   $8,878,000   $9,887,000   $9,213,000   $9,263,000   $8,579,000
Total liabilities...........   2,548,000    2,597,000    3,169,000    3,239,000    3,009,000    3,079,000
Total stockholders'
  equity....................   7,068,000    6,281,000    6,718,000    5,974,000    6,254,000    5,500,000

                    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

                           DECEMBER 31, 1999 AND 1998



12. CHANGE IN QUARTERLY RESULTS (UNAUDITED): (CONTINUED)



                                                                       1998
                                                              -----------------------
                                                                    3RD QUARTER
                                                              -----------------------
                                                               AS FILED    AS REVISED
                                                              ----------   ----------
CONDENSED STATEMENT OF OPERATIONS:
Total revenue...............................................  $  888,935   $  958,569
Total expenses..............................................   1,181,988    1,181,988
                                                              ----------   ----------
Loss before income tax benefit..............................    (293,053)    (223,419)
Income tax benefit..........................................     (61,851)     (67,026)
                                                              ----------   ----------
Net loss....................................................  $ (231,202)  $ (156,393)
                                                              ==========   ==========



                                                                       1998
                                                              -----------------------
                                                                    3RD QUARTER
                                                              -----------------------
                                                               AS FILED    AS REVISED
                                                              ----------   ----------
CONDENSED BALANCE SHEET INFORMATION:
Total assets................................................  $9,988,517   $9,988,517
Total liabilities...........................................   2,392,867    2,387,692
Total stockholders' equity..................................   7,595,650    7,600,825



    This restatement has no effect on the statement of cash flows as filed for each of the four quarters listed above.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

    The directors and executive officers of Chapman Holdings are as follows:


NAME                                             AGE            PRINCIPAL POSITIONS
----                                     --------------------   -------------------
Nathan A. Chapman, Jr..................                    42   President, chairman of the board and director
Earl U. Bravo, Sr......................                    52   Senior vice president, secretary, assistant
                                                                treasurer and director
Lottie H. Shackelford..................                    58   Director
Donald V. Watkins......................                    50   Director
Vincent McCarley.......................                    45   Senior vice president, public finance of The Chapman
                                                                Co.
Charles Owens..........................                    56   Vice president special events
Demetris B. Brown......................                    43   Chief financial officer
M. Lynn Ballard........................                    57   Treasurer and assistant secretary


    The board of directors has appointed an audit committee, currently consisting of its two independent Directors. The audit committee reviews the scope of accounting audits, reviews with the independent public accountants the corporate accounting practices and policies and recommends to whom reports should be submitted within Chapman Holdings, reviews with the independent public accountants their final report, reviews with the independent public accountants overall accounting and financial controls, and is available to the independent public accountants during the year for consultation purposes.

    The board of directors has also appointed a compensation committee of the board of directors, currently consisting of the two independent directors. The compensation committee reviews the performance of senior management, approves the compensation of the president, recommends appropriate compensation levels for officers other than the president and approves the issuance of stock options pursuant to Chapman Holdings' stock option plan. All directors and officers of Chapman Holdings serve until their successors are duly elected and qualify.

    NATHAN A. CHAPMAN, JR. founded Chapman Holdings, Inc. in 1997 and its subsidiary, The Chapman Co., in 1986. Mr. Chapman also founded Chapman Capital Management Holdings, Inc. in 1998, and its subsidiary Chapman Capital Management, Inc. in 1988. Mr. Chapman founded EChapman.com in 1999. Mr. Chapman founded Chapman Insurance Holdings, Inc. in 1997 and its subsidiary, The Chapman Insurance Agency Incorporated, in 1987. Mr. Chapman has served as president, chairman of the board and a director of all of these entities since their inception. Mr. Chapman is also the president, chairman of the board and a director of The Chapman Funds, Inc., a registered open end investment company for which Chapman Capital Management acts as investment adviser. Prior to founding The Chapman Co., Mr. Chapman was a broker for Alex. Brown and Sons from 1982 to 1987. Mr. Chapman is a certified public accountant, a general securities principal, registered options principal, and registered municipal principal. In July 1999, the University of Maryland Office of the board of regents elected
Mr. Chapman chairman of the board of regents.

    EARL U. BRAVO, SR. has been chief operating officer of The Chapman Co. since 1992 and secretary and assistant treasurer since 1997. Mr. Bravo has been senior vice president, secretary, assistant treasurer and a director of Chapman Holdings, Inc. since 1997 and of Chapman Capital Management Holdings, Inc. since 1998. Mr. Bravo is a director, senior vice president, secretary and assistant treasurer of EChapman.com. Mr. Bravo is a general securities principal, financial and operations principal and registered representative. Mr. Bravo holds an MBA from the University of Maryland, College Park.

    LOTTIE H. SHACKELFORD has been executive vice president of Global USA since 1994. From 1978 to 1992, Ms. Shackelford was city director of Little Rock, Arkansas. In 1988 and 1989, Ms. Shackelford was vice-chair and co-chair, respectively, of the

Democratic National Committee. Ms. Shackelford is a director of The Chapman Funds, Inc and has been a director of Chapman Holdings since 1997.

    DONALD V. WATKINS has been president of Donald V. Watkins, PC, a law firm located in Birmingham, Alabama, since 1973. Mr. Watkins has been director of Chapman Holdings since 1997.

    VINCENT MCCARLEY has been Senior Vice President of Public Finance of The Chapman Co. since 1998. Prior to his association with The Chapman Co.,
Mr. McCarley was a senior vice president at Sieber Brandford Shank & Co. LLC (formerly Grigsby Brandford & Co.) from 1986 to 1998 where he focused on lease purchase/COP, infrastructure, school and redevelopment financing. Mr. McCarley holds an MBA Pepperdine University and is a municipal securities principal.

    CHARLES OWENS has been Vice President of Special Events of The Chapman Co. since 1998. Prior to his association with The Chapman Co., Mr. Owens was the executive director of the Maryland District of Columbia Minority Supplier Development Council from 1990 to 1998. Mr. Owens is a graduate of Dartmouth College's Amos Tuck School of Business.

    DEMETRIS BROWN has been chief financial officer of Chapman Holdings since 1998. From 1993 to 1998 Mr. Brown was the vice president of finance for the Injured Workers' Insurance Fund, a casualty insurance underwriter. Mr. Brown served as the director of finance for Computer Sciences Corporation from 1989 to 1993. Mr. Brown is a certified public accountant, certified management accountant, financial and operations principal, and registered representative.

    M. LYNN BALLARD has been treasurer and assistant secretary since 1997 of The Chapman Co., treasurer and assistant secretary of Chapman Holdings since 1997 and Chapman Capital Management Holdings since 1998. Ms. Ballard has been employed as a senior financial executive of The Chapman Co. and Chapman Capital Management, Inc. since 1988. Ms. Ballard is treasurer and assistant secretary of The Chapman Funds, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of change in ownership of Common Stock of the Company. The same persons are also required by Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, and written representations that no other reports were required during the fiscal year ended December 31, 1999, compliance was made with all Section 16(a) filing requirements applicable to the Company's executive officers and directors except as follows: Vincent McCarley filed one late Form 3 and one late Form 5 disclosing one transaction. Charles Owens filed one late Form 3 and one late Form 5. Nathan
A. Chapman, Jr., Earl U. Bravo, Sr., Lottie H. Shackelford, Donald V. Watkins, Demetris B. Brown and M. Lynn Ballard each filed one late Form 5 disclosing one transaction.

         With respect to greater than 10% beneficial owners, other than Nathan A. Chapman, Jr., the Company has not received copies of any reports filed by any such persons with the Commission and has received no written representations from any such persons.

ITEM 10. EXECUTIVE COMPENSATION


    The following table sets forth information concerning compensation paid by Chapman Holdings during the last three fiscal years, for services rendered in all capacities to Chapman Holdings and its subsidiary, The Chapman Co., to the chief executive officer and the other most highly paid executive officers of Chapman Holdings whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999.


    SUMMARY COMPENSATION TABLE


                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                  ANNUAL COMPENSATION        AWARDS
                                                                -----------------------   ------------
                                                                                           SECURITIES
                                                                                           UNDERLYING
NAME AND PRINCIPAL POSITION                         YEAR         SALARY         BONUS       OPTIONS
---------------------------                       --------      --------       --------   ------------
Nathan A. Chapman, Jr...........................    1999        $266,667       $100,000          --
  President                                         1998        $200,000       $100,000          --
                                                    1997        $159,500       $100,000          --

Vincent McCarley,...............................    1999        $150,000       $ 25,000          --
  Senior vice president, public finance             1998             N/A            N/A         N/A
  of The Chapman Co.                                1997             N/A            N/A         N/A

Earl U. Bravo, Sr...............................    1999        $105,000(1)    $ 50,000(1)        --
  Senior vice president, secretary and assistant    1998        $105,000(1)    $ 10,000(1)     5,000
  treasurer                                         1997        $100,000(2)    $  5,000(2)        --

Demetris Brown,.................................    1999        $ 90,000       $ 20,000          --
  Chief financial officer                           1998             N/A            N/A         N/A
                                                    1997             N/A            N/A         N/A

Charles Owens,..................................    1999        $ 98,076       $  4,000          --
  Vice president                                    1998             N/A            N/A         N/A
                                                    1997             N/A            N/A         N/A

    Mr. Chapman's and Mr. Bravo's annual compensation for 1998 and 1999 includes approximately 50% allocated to Chapman Capital Management Holdings and The Chapman Insurance Agency under certain expense sharing arrangements.
Mr. Chapman's and Mr. Bravo's annual compensation for 1997 includes amounts allocated to Chapman Capital Management and The Chapman Insurance Agency, then-subsidiaries of The Chapman Co., under certain informal expense allocation agreements.



    Mr. McCarley's annual salary and bonus for 1998 was less than $100,000, and he was not employed by Chapman Holdings during 1997. Mr. Brown's annual salary and bonus for 1998 was less than $100,000, and he was not employed by Chapman Holdings during 1997. Mr. Owens' annual salary and bonus for 1998 was less than $100,000, and he was not employed by Chapman Holdings during 1997.


    The Board of Directors of Chapman Holdings has established the 1998 Chapman Holdings, Inc. Omnibus Stock Plan to enable Chapman Holdings to grant equity compensation to directors, officers, employees and consultants. Chapman Holdings has reserved 150,000 shares for award under the plan. The plan is administered by the compensation committee of the board of directors. On September 28, 1999, the compensation committee granted a total of 43,900 stock options under the plan.

    COMPENSATION OF DIRECTORS

    Directors receive no cash compensation for their service to Chapman Holdings as directors; however, they are reimbursed for all out-of-pocket expenses relating to attendance at meetings of the board of directors and any committee thereof. Members of the board of directors are eligible to receive stock options pursuant to the Plan. On September 28, 1998, directors Watkins and Shackelford were awarded 3-year stock options to purchase 10,000 shares and 1,000 shares, respectively, at $9.50 per share, the then current market price.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


    The following table sets forth certain information regarding the beneficial ownership of shares of Chapman Holdings common stock as of January 25, 2000 by



    - Each person known by Chapman Holdings to own beneficially 5% or more of its outstanding shares of common stock,



    - Each director,



    - Each executive officer named in the summary compensation table, and



    - All directors and executive officers of Chapman Holdings as a group.

    Except as otherwise indicated, Chapman Holdings believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.


NAME AND ADDRESS OF                                AMOUNT AND NATURE OF
BENEFICIAL OWNER(1)                                BENEFICIAL OWNERSHIP   PERCENT OF SHARES OUTSTANDING
-------------------                                --------------------   -----------------------------
Nathan A. Chapman, Jr............................    2,176,540 shares(2)              73.7%
Chapman Capital Management Holdings, Inc.........      224,267 shares(3)               7.6%
Lottie H. Shackelford............................        1,000 shares(4)                 *
Donald V. Watkins................................       17,000 shares(5)                 *
Earl U. Bravo, Sr................................        6,900 shares(6)                 *
Vincent McCarley.................................        1,000 shares(4)                 *
Demetris Brown...................................          -0- shares                    *
Charles Owens....................................          -0- shares                    *
All directors and executive officers as a            2,202,440 shares                 74.1%
  group..........................................


------------------------

*   Represents less than one percent of the outstanding shares of Common Stock.

(1) Each stockholder's address is 401 East Pratt Street, Suite 2800, Baltimore, Maryland 21202 unless otherwise noted.


(2) Includes 124,158 shares held by The Chapman Co., in its market-making inventory, that have no voting rights as long as they are held by a subsidiary of Chapman Holdings, and 224,267 shares held by Chapman Capital Management, a subsidiary of Chapman Capital Management Holdings, Inc.
    Mr. Chapman is president and director of each of The Chapman Co., Chapman Capital Management Holdings, Inc. and Chapman Capital Management and chairman and majority stockholder of Chapman Capital Management
    Holdings, Inc. Mr. Chapman is the sole director of Chapman Capital Management. The executive officers of Chapman Capital Management are
    Mr. Chapman, president, Earl U. Bravo, Sr., secretary and assistant treasurer and M. Lynn Ballard, treasurer and assistant secretary.
    Mr. Chapman disclaims beneficial ownership of the shares held by The Chapman Co. and Chapman Capital Management Holdings, Inc.



(3) Represents 1,000 shares held by Chapman Capital Management, Inc., in investment advisory accounts over which Chapman Capital Management exercises voting and dispository discretion.


(4) Represents shares subject to stock options that are currently exercisable.

(5) Includes 10,000 shares subject to stock options that are currently exercisable.

(6) Includes 5,000 shares subject to stock options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On January 8, 1998, Chapman Capital Management Holdings, a newly-formed Maryland corporation, issued shares of common stock to The Chapman Co. in exchange for all of the outstanding equity securities of Chapman Capital Management, a registered investment adviser. Accordingly, Chapman Capital Management is currently a wholly-owned direct subsidiary of Chapman Capital Management Holdings.

    On February 26, 1998, Chapman Holdings and its subsidiary The Chapman Co. effected tax-free spin-off transactions in which all of the outstanding shares of stock of the former subsidiaries of The Chapman Co., Chapman Capital Management Holdings, Inc., parent of Chapman Capital Management, Inc. and Chapman Insurance Holdings, Inc. parent of The Chapman Insurance Agency Incorporated were distributed to Chapman Holdings stockholders.

    Nathan A. Chapman, Jr., the president, chairman of the board of directors and majority stockholder of Chapman Holdings, is the president and chairman of the board of directors of each of EChapman.com, Chapman Capital Management Holdings, The Chapman Co., Chapman Capital Management, Chapman Insurance Holdings, Chapman Insurance Agency and The Chapman Funds and majority stockholder of Chapman Capital Management Holdings, Chapman Insurance Holdings and EChapman.com.

    Earl U. Bravo, Sr., senior vice president, secretary, assistant treasurer, and a director of Chapman Holdings, is senior vice president, secretary, assistant treasurer and a director of Chapman Capital Management Holdings and Chapman Insurance Holdings. He also serves as secretary and assistant treasurer of Chapman Capital Management, The Chapman Co. and The Chapman Funds. He also serves as vice president of Chapman Capital Management.

    M. Lynn Ballard, the treasurer and assistant secretary of Chapman Holdings and The Chapman Co., is also treasurer and assistant secretary of Chapman Capital Management, Chapman Capital Management Holdings and The Chapman Funds.

    Lottie H. Shackelford, a director of Chapman Holdings, is a director of The Chapman Funds.

    Donald Watkins, a director of Chapman Holdings, served as a director of Chapman Insurance Holdings until 1999.


    Until its liquidation in 1998, Mr. Chapman, Mr. Bravo, and Ms. Ballard served as senior executive officers of DEM, Inc., a closed-end registered investment company managed and sponsored by Chapman Capital Management.
Mr. Chapman, Benjamin Hooks, Glenda Glover and Lottie Shackelford, a director of Chapman Holdings, each a director of The Chapman Funds, and James B. Lewis, a director of The Chapman Funds until 1999, and Robert L. Wallace, a director of Chapman Capital Management Holdings, each served as a director of DEM, Inc.


    The Chapman Co. acted as the underwriter, on a best efforts basis, for the sale of DEM, Inc. common stock. The Chapman Co. was paid $432,008 and $0 in management fees and commissions in the years ended December 31, 1997 and December 31, 1998, respectively.


    Until DEM, Inc.'s, liquidation in 1998, Chapman Capital Management served as the investment adviser and administrator of DEM, Inc. In connection with its investment advisory relationship with DEM, Inc., Chapman Capital Management was paid $139,000 and $150,000 in advisory and administrative fees in the years ended December 31, 1997 and December 31, 1998, respectively.

    The Chapman Co. acted as the underwriter, on a best efforts basis, for the sale of Chapman Capital Management Holdings, Inc. common stock. The Chapman Co. was paid $296,623 in underwriting fees and commissions in the year ended December 31, 1998.


    In connection with Chapman Capital Management's provisions of investment advisory services to The Chapman U.S. Treasury Money Fund, Chapman Capital Management Holdings was paid $259,991 and $593,568 in advisory and administrative fees for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 1999, Chapman Capital Management reimbursed The Chapman Funds on behalf of The Chapman Treasury Money Fund, $129,879 under an expense limitation agreement with The Chapman Funds.



    The DEM Equity Fund became active in April 1998, and Chapman Capital Management was paid $69,356 and $121,862 in advisory and administrative fees for the years ended December 31, 1998 and 1999, respectively. For the year ended December 31, 1999, Chapman Capital Management has reimbursed The Chapman Funds, on behalf of the DEM Equity Fund, $29,056 of expenses under an expense limitation agreement with The Chapman Funds.



    The DEM Index Fund became active in March 1999, and Chapman Capital Management was paid $516 in advisory and administrative fees through December 31, 1999. Chapman Capital Management has reimbursed The Chapman Funds on behalf of The DEM Index Fund, $63,085 under an expense limitation agreement with The Chapman Funds.



    Chapman Capital Management has entered into agreements with The Chapman Funds on behalf of three additional portfolios, the DEM Fixed Income Fund, the DEM Multi-Manager Bond Fund and the DEM Multi-Manager Equity Fund, to provide investment advisory and administration services. Such funds are not currently active. However, Chapman Capital Management has paid approximately $196,000 of start-up expenses for these funds and the DEM Index Fund.



    On March 17, 2000, Chapman Capital Management entered into a new ten year expense limitation agreement with The Chapman Funds on behalf of certain of its portfolios, including the DEM Equity Fund and the DEM Index Fund, under which Chapman Capital Management will reimburse the covered portfolios for expenses incurred on behalf of these portfolios in excess of stated percentages of the portfolios' net assets.



    The Chapman Co. is the distributor for The Chapman U.S. Treasury Money Fund, DEM Equity Fund and DEM Index Fund under distribution agreements between The Chapman Co. and The Chapman Funds, Inc. The Chapman Co. receives no compensation for the distribution of shares of The Chapman U.S. Treasury Money Fund. The DEM Index Fund had no operations in 1998. The Chapman Co. was paid $14,221 and $31,639 in management fees and commissions in the years ended December 31, 1998 and 1999, respectively, in connection with its distribution agreement with The Chapman Funds pertaining to the DEM Equity Fund. The Chapman Co. has entered into distribution agreements with The Chapman Funds with respect to three additional funds; however, such funds have not yet commenced operations.



    As of October 31, 1997, Chapman Capital Management executed a 10-year note to Chapman Holdings in the amount of $771,889 accruing interest at 6.68% per annum. Chapman Capital Management repaid this note in full during 1998. The largest amounts owed by Chapman Capital Management, including this loan and Chapman Capital Management's allocation of shared overhead were $958,302 and $800,672 during fiscal years ended December 31, 1998 and 1997, respectively.



    As of December 31, 1999, Mr. Chapman owed EChapman.com's subsidiaries $1,038,174 in connection with the following notes, including accrued interest , which notes were issued for purposes unrelated to the businesses of EChapman.com, Chapman Holdings, Chapman Capital Management Holdings, or their respective affiliates:


    - Three-year promissory note to The Chapman Co. dated February 11, 1998 in the amount of $176,250, which accrues interest at 5.54% per annum and requires no payments of principal or interest until maturity.

    - Three-year promissory note to Chapman Holdings dated March 11, 1998 in the amount of $285,587, which accrues interest at 5.5% per annum.

    - Demand promissory note to The Chapman Co. dated May 1, 1998 in the amount of $100,000, which accrues interest at 5.5% per annum.


    - Demand promissory note to Chapman Capital Management dated July 2, 1998 in the amount of $45,000, which accrues interest at 5.48% per annum.



    - Three year promissory note to Chapman Capital Management Holdings dated August 21, 1998 in the amount of $65,000, which accrues interest at 5.48% per annum.


    - Three-year promissory note to Chapman Holdings dated December 31, 1998 in the amount of $51,690, which accrues interest at 4.33% per annum.

    - Demand promissory note to Chapman Capital Management Holdings dated
      July 29, 1999 in the amount of $242,000, which accrues interest at 5.45% per annum.


    - Three-year promissory note to The Chapman Co. dated December 31, 1999 in the amount of $32,837, which accrues interest at 4.33% per annum.


    Chapman Capital Management Holdings executed a 10-year note to Chapman Holdings as of October 31, 1996 in the amount of $763,367 which accrued interest at 6.68% per annum. The proceeds of this loan were used by Chapman Capital Management to pay start-up costs in connection with its development of a proprietary investment product and for a non-competition agreement. On August 14, 1998, this loan was repaid in full.

    On July 29, 1999, Chapman Capital Management Holdings made an unsecured loan of $3,220,000 to Chapman Holdings, in connection with The Chapman Co., which was seeking to qualify to participate in a municipal underwriting syndicate. The loan was issued pursuant to a demand note that required Chapman Holdings to repay the amount of the loan upon chapman Capital Management Holdings' demand and with interest due thereon at the brokers call rate as in effect from time to time. Chapman Holdings repaid this loan with accrued interest in full on September 14, 1999.


    Mr. Chapman is president and treasurer and Mr. Bravo is secretary of Chapman General Partner One, Inc., a Maryland corporation and the general partner of Chapman Limited Partnership I, a Maryland limited partnership, the operations of which consist solely of the ownership and rental of furniture and equipment to The Chapman Co. The Chapman Co. leases furniture and equipment from this partnership, with part of such cost being allocated to Chapman Capital Management Holding. The lease requires monthly payments of $9,846 and contains one year renewable terms, at the option of The Chapman Co., through September 2000, at which time The Chapman Co. can purchase the furniture and equipment at fair market value. Rent expense allocated to The Chapman Co. under the lease was $118,152 in each of 1998 and 1999, of which $0, and $0 were payable to Chapman Limited Partnership as of December 31, 1998, and December 31, 1999, respectively. Rent expenses allocated to Chapman Capital Management Holdings under this lease agreement was $59,076 in 1998 and $59,076 in 1999.



    On December 14, 1998, The Chapman Co. and Chapman Capital Management paid $19,536 on behalf of Chapman Limited Partnership I for certain taxes and related payments, interest, and penalties. The Chapman Co. and Chapman Capital Management characterized these 1998 payments as an expense for which they will not be reimbursed by the partnership and which is related to The Chapman Co.'s administration of the partnership. On October 22, 1999, Chapman Holdings and Chapman Capital Management Holdings each paid $49,018 on behalf of the partnership for the payment of certain taxes and related payments. Chapman Holdings and Chapman Capital Management Holdings each characterized $24,509 of these 1999 payments as an expense for which they will not be reimbursed by the partnership and which is related to the administration of the partnership. The partnership reimbursed each of Chapman Holdings and Chapman Capital Management Holdings $19,000 of the 1999 payments on March 13, 2000.



    Chapman Holdings shares office space, certain employees and other overhead with certain other entities controlled by Mr. Chapman, including Chapman Capital Management Holdings and Chapman Insurance Agency. Chapman Holdings allocates compensation and benefits expense to Chapman Capital Management Holdings and Chapman Insurance Agency based on actual compensation and benefits expense and the estimated percentage of the employee's time spent performing services for each entity. Chapman Holdings allocates other expenses based on estimated usage. In connection with allocation arrangements, as of December 31, 1998 and December 31, 1999, Chapman Capital Management Holdings owed Chapman Holdings $180,699 and $96,440, respectively. Chapman Holdings treats these outstanding allocation amounts as normal receivables to be paid in the ordinary course of business, and Chapman Capital Management Holdings treats these outstanding allocation amounts as normal expenses to be paid in the ordinary course of business.


    On November 10, 1998, a receivable of The Chapman Co. was incorrectly coded for deposit to Chapman Capital Management's account. This resulted in an erroneous deposit of $291,207 in the securities account of Chapman Capital Management. As of December 31, 1998, Chapman Capital Management Holdings owed Chapman Holdings $104,270 of this amount. Chapman Capital Management Holdings repaid the amount in full on January 12, 1999.

    Chapman Holdings and Mr. Chapman entered into a non-exclusive, royalty-free License Agreement on December 26, 1997 pertaining to the company's use of the DEM-Registered Trademark- and Domestic Emerging Markets-Registered Trademark-trademarks that are owned by Mr. Chapman.

    As of June 9, 1998, Chapman Capital Management Holdings and Mr. Chapman entered into a non-exclusive, royalty-free service mark licensing agreement pertaining to the use of the DEM-Registered Trademark-, Domestic Engineering Markets-Registered Trademark-, DEM Index-TM-, DEM Profile-TM-, DEM Universe-TM-, DEM Company-TM-, DEM Multi-Manager-TM-, Chapman, and C-Eagle-TM- trademarks that are owned by Mr. Chapman.

    EChapman.com has entered into a non-exclusive, royalty-free licensing agreement with Mr. Chapman pertaining to our use of the C-Eagle Logo-TM-, Chapman, Chapman Trading-TM-, Chapman Network-TM-, Chapman Education-TM-, Chapman Marketplace-TM-, Chapman Kids Club-TM-, DEM Index-TM-, DEM Profile-TM-, DEM Universe-TM-, DEM Company-TM-, DEM Community-TM-, DEM Multi-Manager-TM-, EChapman.com-TM-, Domestic Emerging Markets-Registered Trademark-, DEM-Registered Trademark-, trademarks that are owned by Mr. Chapman.


    All transactions with affiliates of Chapman Holdings and Chapman Capital Management Holdings are approved by a majority of the Board of Directors, including a majority of the disinterested Directors, in accordance with Maryland law.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits


Exhibit
Number                                Description

3.1               Articles of Incorporation of the Company (Incorporated by reference to the Company's Registration
                  Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on
                  December 30, 1997).

3.2               Bylaws of the Company (Incorporated by reference to Post-Effective Amendment 2 to the Company's Registration
                  Statement on Form SB-2 (File No. 333-48419) as filed with the Securities and Exchange Commission on
                  March 19, 1999)

4                 Form of common stock certificate (Incorporated by reference to the Company's Registration
                  Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on
                  December 30, 1997).

10.1              Agreement and Plan of Merger by and between the Company, and EChapman.com, Inc. dated November 12, 1999
                  (Filed as Exhibit 10.3 to Pre-effective  Amendment No. 1 to EChapman.com, Inc. Registration
                  Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange Commission on
                  January 18, 2000 and hereby incorporated by reference)

10.2              Fully Disclosed Clearing Agreement between the Pershing Division, Donaldson, Lufkin & Jenrette Securities
                  Corporation and The Chapman Co. dated March 16, 1999 (Filed as Exhibit 10.9 to eChapman.com, Inc.
                  Registration Statement on Form SB-2 (File No. 333-90987) as filed with the Securities and Exchange
                  Commission on November 15, 1999 and hereby incorporated by reference)

10.3              $106,922 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated December 31, 1996 (Filed as Exhibit
                  10.1 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-43487) as filed with the
                  Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.4              Distribution Agreement between The Chapman Co. and The Chapman Funds Inc. on behalf of The Chapman U.S. Treasury
                  Money Fund and The Chapman Institutional Cash Management Fund dated April 30, 1997 (Filed as Exhibit 5(A) to Post-
                  Effective Amendment No. 13 to The Chapman Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;
                  811-5697) as filed with the Securities and Exchange Commission on August 7, 1997 and hereby incorporated by reference)

10.5              Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Equity Fund dated
                  October 28, 1997 (Filed as Exhibit 5(B) to Post-Effective Amendment No. 15 to The Chapman Funds, Inc.'s
                  Registration Statement on Form N-1A (File No. 33-25716;811-5697) as filed with the Securities and Exchange
                  Commission on March 2, 1998 and hereby incorporated by reference)

10.6              Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Index Fund dated
                  October 28, 1997 (Filed as Exhibit 5(C) to Post-Effective Amendment No. 16 to The Chapman Funds, Inc.'s
                  Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange
                  Commission on May 29, 1998 and hereby incorporated by reference)

10.7              Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Fixed Income Fund dated February 11, 1998 (Filed as Exhibit 5(D) to Post-Effective Amendment No. 17 to The Chapman Funds, Inc.'s
                  Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and Exchange
                  Commission on June 12, 1998 and hereby incorporated by reference)

10.8              Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Multi-Manager
                  Equity Fund dated February 11, 1998 (Filed as Exhibit 5(E) to Post-Effective Amendment No. 18 to The Chapman
                  Fund, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and
                  Exchange Commission on September 30, 1998 and hereby incorporated by reference)



10.9              Distribution Agreement between The Chapman Co. and The Chapman Funds, Inc. on behalf of the DEM Multi-Manager
                  Bond Fund dated February 11, 1998 (Filed as Exhibit 5(F) to Post-Effective Amendment No. 21 to The Chapman
                  Funds, Inc.'s Registration Statement on Form N-1A (File Nos. 33-25716;811-5697) as filed with the Securities and
                  Exchange Commission on July 15, 1999 and hereby incorporated by reference)

10.10             Equipment Lease Agreement between The Chapman Co. and Chapman Limited Partnership dated October 1, 1993 (Filed as
                  Exhibit 10.7 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.11             Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997 (Filed as Exhibit
                  10.8 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 333-43487) as filed with the
                  Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.12             Trademark Assignment from The Chapman Co. to Nathan A. Chapman, Jr. dated December 24, 1997 (Filed as Exhibit 10.9 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File No. 33343487) as filed with the Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.13             License Agreement between The Chapman Co. and Nathan A. Chapman, Jr. dated December 26, 1997 (Filed as
                  Exhibit 10.10 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2 (File 333-43487) as filed with the
                  Securities and Exchange Commission on December 30, 1997 and hereby incorporated by reference)

10.14             $763,367 Promissory Note to The Chapman Co. from Chapman Capital Management dated October 31, 1997 (Filed as
                  Exhibit 10.11 to Pre-Effective Amendment No. 1 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2
                  (File No. 333-43487) as filed with the Securities and Exchange Commission on February 17, 1998 and hereby incorporated by reference)

10.15             $176,250 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated February 11, 1998 (Filed as
                  Exhibit 10.13 to Pre-Effective Amendment No. 1 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2
                  (File No. 333-43487) as filed with the Securities and Exchange Commission on February 17, 1998 and hereby incorporated by reference)

10.16             $100,000 Promissory Note to Chapman Holdings, Inc. from Nathan A. Chapman, Jr. dated May 1, 1998 (Filed as
                  Exhibit 10.1 to Chapman Holding's Quarterly Report on Form 10Q-SB (File No. 0-23587) as filed with the Securities and Exchange Commission on November 16, 1998 and hereby incorporated by reference)

10.17             $285,587.34 Promissory Note to Chapman Holdings, Inc. from Nathan A. Chapman, Jr. dated March 11, 1998 (Filed as
                  Exhibit 10.2 to Chapman Holding, Inc.'s Quarterly Report on Form 10Q-SB as filed with the Securities and Exchange
                  Commission on November 16, 1998 and hereby incorporated by reference)

10.18             $51,690 Promissory Note to Chapman Holdings, Inc. from Nathan A. Chapman, Jr. dated December 31, 1998 (Filed as
                  Exhibit 10.17 to Post-Effective Amendment No. 2 to Chapman Holdings, Inc.'s Registration Statement on Form SB-2
                  (File No. 333-48419) as filed with the Securities and Exchange Commission on March 18, 1999 and hereby incorporated by reference)

10.19             Agreement between Chapman Holdings, Inc. and Chapman Capital Management Holdings, Inc. as to Allocation of Shared
                  Expenses dated as of January 1, 1999 (Filed as Exhibit 10.1 to Chapman Holdings, Inc.'s Quarterly Report on
                  Form 10Q-SB (File No. 0-23587) as filed with the Securities and Exchange Commission on May 17, 1999 and hereby incorporated by reference)

10.20             Lock-up Agreement between Nathan A. Chapman, Jr. and The Chapman Co. dated March 14, 2000 (Filed as Exhibit
                  10.40 to EChapman.com, Inc. Registration Statement on  Form S-4 (File No. 333-91251) as filed with the
                  Securities and Exchange Commission on March 29, 2000 and hereby incorporated by reference).

10.21             $32,836.53 Promissory Note to The Chapman Co. from Nathan A. Chapman, Jr. dated December 31, 1999 (Filed as
                  Exhibit 10.40 to EChapman.com, Inc. Registration Statement on  Form S-4 (File No. 333-91251) as filed with the
                  Securities and Exchange Commission on March 29, 2000 and hereby incorporated by reference).

10.22             Chapman Holdings, Inc. 1998 Omnibus Stock Plan. Incorporated by reference to the Company's Registration
                  Statement on Form SB-2 (File No. 333-43487) as filed with the Securities and Exchange Commission on
                  December 30, 1997.

21                Subsidiaries of the Company. (Incorporated by reference to Post-Effective Amendment 2 to the Company's
                  Registration Statement on Form SB-2 (File No. 333-48419) as filed with the Securities and Exchange
                  Commission on March 19, 1999.)

23                Consent of Arthur Andersen LLP (Filed herewith)

24                Power of Attorney (filed herewith)

27                Financial Data Schedule (filed herewith)


(b)      Reports on Form 8-K:

         The Company has filed no reports on Form 8-K during the Fourth Quarter of 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHAPMAN HOLDINGS, INC.



Dated:   March 29, 2000           By: /S/ NATHAN A. CHAPMAN, JR.
                                          -------------------------------
                                          Nathan A. Chapman
                                          Chairman of the Board of Directors
                                          and President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURES                               TITLE AND CAPACITY                 DATE
----------                               ------------------                 ----
/S/ NATHAN A. CHAPMAN, JR.               President and Chairman            March 29, 2000
-------------------------------          of the Board (Principal
Nathan A. Chapman, Jr.                   Executive Officer)

                                         Chief Financial Officer           March 29, 2000
/S/ DEMETRIS BROWN                       (Principal Financial
------------------------------           Officer and Principal
Demetris Brown                           Accounting Officer)

The Entire Board of Directors

  Nathan A. Chapman, Jr.
  Donald V. Watkins
  Earl U. Bravo, Sr.
  Lottie Shackelford

By: /S/ NATHAN A. CHAPMAN, JR.                                              March 29, 2000
    ---------------------------
     Nathan A. Chapman, Jr.
     Attorney-in-Fact

                                  EXHIBIT INDEX

    EXHIBIT NO.                                       DESCRIPTION                                  PAGE NO.
    ----------                                        -----------                                  --------
       23.1                           Consent of Arthur Andersen LLP

        24                            Power of Attorney

        27                            Financial Data Schedule

