Form 10QSB
period 2000-03-31
CHAPMAN HOLDINGS INC
filed 2000-05-15
CIK 1051430

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                      -----------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23587

                             CHAPMAN HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          MARYLAND                                      52-206977
--------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
       Incorporation)

          401 EAST PRATT STREET, 28TH FLOOR, BALTIMORE, MARYLAND 21202
          ------------------------------------------------------------
                    (Address of Principal Executive Office)

Issuer's telephone number, including area code:       (410) 625-9656
--------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if changed Since Last
                                    Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days;

                                 Yes [X] No [ ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of Class)

As of May 12, 2000, 3,953,622 shares of the issuer's common stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format:  Yes [  ]  No  [X}

                               TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I .....................................................................   1

       ITEM 1  FINANCIAL STATEMENTS ........................................   1
       ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS .........................   9
PART II ....................................................................  17
       ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  17
       ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K ............................  17


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         The consolidated financial statements for the three months ended March 31, 2000 have not been audited but, in the opinion of management, contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of such date and for such periods. The unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000 or any future periods.

    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED BALANCE SHEETS
    AS OF MARCH 31, 2000, AND DECEMBER 31, 1999


                                                            MARCH 31,      DECEMBER 31,
                                                              2000             1999
                                                          -----------      -----------
                                                          (UNAUDITED)      (RESTATED)
  ASSETS:

   Cash and cash equivalents                              $   958,000      $ 1,035,000
   Cash deposits with clearing organization                 2,697,000        2,674,000
   Investments, available for sale                            239,000          239,000
   Securities owned of affiliate, at market value           2,034,000        2,084,000
   Receivables from brokers and dealers                       374,000          584,000
   Receivables from affiliates                                463,000          333,000
   Income taxes receivable                                         --          296,000
   Advances to officer/employee                               713,000          688,000
   Office equipment, net                                       86,000           93,000
   Prepaids and other assets                                  299,000          406,000
   Intangible assets                                           92,000          103,000
                                                          -----------      -----------
Total assets                                              $ 7,955,000      $ 8,535,000
                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable and accrued expenses                  $   436,000      $   494,000
   Margin loan payable                                      1,632,000        1,750,000
   Accrued compensation                                       397,000          379,000
   Deferred rent                                               24,000           34,000
                                                          -----------      -----------
Total liabilities                                           2,489,000        2,657,000
                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

   Common stock, $.001 par value, 20,000,000 shares
   authorized,2,953,622 shares issued and outstanding           3,000            3,000
   Additional paid-in capital                               7,903,000        7,903,000
   Accumulated deficit                                     (1,486,000)      (1,025,000)
   Proprietary stock of Company held by subsidiary,
   at cost, 124,000 and 126,000 shares, respectively         (807,000)        (842,000)
   Cumulative realized loss on trading proprietary
   stock of Company held by subsidiary                       (147,000)        (161,000)
                                                          -----------      -----------
Total stockholders' equity                                  5,466,000        5,878,000
                                                          -----------      -----------
Total liabilities and stockholders' equity                $ 7,955,000      $ 8,535,000
                                                          ===========      ===========


 The accompanying notes are an integral part of these consolidated statements.

    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ----------------------------
                                                       2000              1999
                                                     -----------      -----------
                                                               (UNAUDITED)
  REVENUE:

   Commissions                                       $   935,000      $ 1,163,000
   Underwriting and management fees                      212,000          112,000
   Interest and dividends                                 62,000           95,000
   Trading, net gains primarily affiliate stock          137,000          202,000
                                                     -----------      -----------
Total revenue                                          1,346,000        1,572,000
                                                     -----------      -----------
EXPENSE:

   Compensation and benefits                             920,000          761,000
   Floor brokerage and clearing fees                     181,000          186,000
   Communications                                         87,000           64,000
   Occupancy, equipment rental, and depreciation         150,000          171,000
   Travel and business development                        28,000           79,000
   Professional fees                                     104,000          231,000
   Advertising, promotion and publicity                  126,000           75,000
   Other operating expense                               211,000          189,000
                                                     -----------      -----------
Total expense                                          1,807,000        1,756,000
                                                     -----------      -----------
Loss before income tax benefit                          (461,000)        (184,000)
INCOME TAX BENEFIT                                            --          (61,000)
                                                     -----------      -----------
Net loss                                             $  (461,000)     $  (123,000)
                                                     ===========      ===========
BASIC AND DILUTIVE EARNINGS PER SHARE DATA:

Net loss                                             $      (.16)     $      (.04)
                                                     ===========      ===========
Weighted average shares outstanding                    2,954,000        2,954,000
                                                     ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

    CHAPMAN HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                       ----------------------------
                                                          2000             1999
                                                       -----------      -----------
                                                                        (Restated)
                                                                 UNAUDITED
  CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                            $  (461,000)     $  (123,000)
   Adjustments to reconcile net income to net cash
   (used in) operating activities:
     Depreciation/amortization expense                      18,000           13,000
     Unrealized gain on securities owned                   (33,000)        (185,000)
   Effect from changes in assets and liabilities-
     Deposits with clearing organization                   (23,000)         (30,000)
     Receivables from brokers and dealers                  197,000          (37,000)
     Receivables from affiliates                          (130,000)         283,000
     Income tax receivable                                 296,000           (4,000)
     Prepaids and other assets                             120,000           22,000
     Accounts payable and accrued expenses                 (58,000)          22,000
     Accrued compensation                                   18,000           (1,000)
     Deferred rent                                         (10,000)          (3,000)
     Income taxes payable                                       --            1,000
                                                       -----------      -----------
Net cash used in operating activities                      (66,000)         (42,000)
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of office equipment                                 --          (69,000)
   Purchase of investments                                      --          (35,000)
   Proceeds from sale of investments                            --            4,000
   Advances to officer/employee                            (25,000)         (13,000)
                                                       -----------      -----------
Net cash used in investing activities                      (25,000)        (113,000)
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from sales of treasury stock                14,000          (80,000)
                                                       -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (77,000)        (235,000)
CASH AND CASH EQUIVALENTS, beginning of year             1,035,000        3,090,000
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                 $   958,000      $ 2,855,000
                                                       ===========      ===========


  The accompanying notes are an integral part of these consolidated statements.

    CHAPMAN HOLDINGS, INC. AND SUBSIDIARY

    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    MARCH 31, 2000

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

    INTERIM FINANCIAL STATEMENTS

    The consolidated financial statements for the three months ended March 31, 2000 and 1999, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, for the periods.

    As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1999, included in the Company's Form 10-KSB filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year and because of the nature of the Company's operations can be materially different between periods.

    SECURITIES OWNED

    Securities owned consist of trading proprietary stock, which is carried at market on the balance sheet. Any unrealized gain (loss) on trading of proprietary stock is included in earnings on the income statement. The proprietary stock as of March 31, 2000, is stock of Chapman Capital Management Holdings, Inc. (CCMH), a company whose majority stockholder is also the majority stockholder of the Company. The Chapman Co. is the market maker for CCMH and, thus, holds this stock in inventory. As of March 31, 2000, The Chapman Co. held 131,000 shares of common stock of CCMH. The Company recorded an unrealized gain of approximately $33,000 and $185,000 related to the CCMH stock held for the three months ended March 31, 2000 and 1999, respectively.

    TREASURY STOCK

    The Chapman Co. is also the market maker for CHI. However, as CHI is the parent of The Chapman Co., all purchases and sales of the CHI's stock by the Chapman Co. have been accounted for as treasury stock transactions in the accompanying consolidated financial statements. As of March 31, 2000 and December 31, 1999, the Chapman Co. held 124,000 and 126,000 shares of the CHI's stock in inventory, respectively.

    2.  RELATED PARTY TRANSACTIONS

    Included in receivables from affiliates as of March 31, 2000, is $344,000 due from eChapman.com. This amount represents expenses paid on eChapman's behalf. The realizability of this receivable may be significantly affected if the eChapman.com transaction is not completed.

    3.  SUBSEQUENT EVENT

    On April 20, 2000, the stockholders of the Company approved the merger of the Company into a wholly owned subsidiary of eChapman.com. The merger will not be effective until the completion of an initial public stock offering of common stock of eChapman.com.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Information

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions in the Company's market area, inflation, fluctuations in interest rates, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and in this and other reports filed by the Company.

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

RESULTS OF OPERATIONS

         The following table reflects items in the Statements of Operation as dollar amounts and as percentages of total revenue.

                    Chapman Holdings Inc. and Subsidiaries
                     Consolidated Statement of Operations


                                                              Three Months Ended March 31,
                                                                      (Unaudited)
                                                  ----------------------------------------------------
                                                           2000                        1999
                                                  ----------------------------------------------------
                                                                       (Restated)
                                                              Percentage of              Percentage of
                                                    Amount    Total Revenue     Amount   Total Revenue
                                                  ----------  -------------   ---------- -------------
Revenues
          Commissioned                            $  935,000     69.4%        $1,163,000      74.0%
          Underwriting and Management fees           212,000     15.8%           112,000       7.1%
          Interest and dividends                      62,000      4.6%            95,000       6.0%
          Gain (loss) on trading                     137,000     10.2%           202,000      12.8%
                                                  ----------  -------------   ---------- -------------
          Total revenue                            1,346,000    100.0%         1,572,000     100.00%
                                                  ----------  -------------   ---------- -------------
Expenses
          Compensation and benefits                  920,000     68.3%           761,000       48.4%
          Brokerage and clearing                     181,000     13.4%           186,000       11.8%
          Communications                              87,000      6.5%            64,000        4.1%
          Occupancy and equipment                    150,000     11.1%           171,000       10.9%
          Professional fees                          104,000      7.7%           231,000       14.7%
          Travel and business development             28,000      2.1%            79,000        5.0%
          Advertising expenses                       126,000      9.4%            75,000        4.8%
          Other operating expenses                   211,000     15.7%           189,000       12.0%
                                                  ----------  -------------   ---------- -------------
          Total expenses                           1,807,000    134.2%         1,756,000      111.7%
                                                  ----------  -------------   ---------- -------------
Net loss before tax expense (benefit)               (461,000)   (34.2%)         (184,000)     (11.7%)
Income tax benefit                                         -      0.0%           (61,000)      (3.9%)
                                                  ----------  -------------   ---------- -------------
Net loss                                           $(461,000)   (34.2%)        $(123,000)      (7.8%)
                                                  ----------  -------------   ---------- -------------
                                                  ----------  -------------   ---------- -------------

         Total revenue decreased by $226,000, or 14.4%, to $1,346,000 for the three months ended March 31, 2000 from $1,572,000 for the prior comparable period. Revenue was lower due to a decrease in municipal designations partially offset by an increase in retail and institutional commissions and an increase in syndicate underwritings.

Commission revenue decreased by $228,000, or 19.6%, to $935,000 for the three months ended March 31, 2000 from $1,163,000 for the prior comparable period. The decrease was primarily due to a decline in revenues from municipal participations that decreased $401,000, or 83.8%, to $78,000 for the three months ended March 31, 2000 from $479,000 for the prior comparable period. The Company participated in 7 municipal participations during the three months ended March 31, 2000 compared to 11 municipal participations in the prior comparable period. This decline in municipal participations can be attributed to an increase in interest rates from an average of 5.1% for the quarter ending March 31, 1999 to an average of 6.5% for the quarter ending March 31, 2000. Commission revenue from the sale of retail equities increased $51,000, or 21.6%, to $287,000 for the three months ended March 31, 2000 from $236,000 for the prior comparable period. Commission revenue on sale of institutional securities increased $103,000, or 27.7%, to $475,000 for the three months ended March 31, 2000 from $372,000 for the prior comparable period.

Underwriting and management fee revenue increased $100,000, or 89.3%, to $212,000 for the three months ended March 31, 2000 from $112,000 for the prior comparable period. Underwriting revenue increased by $117,000, or 351.1%, for the three months ended March 31, 2000. Management fee revenue decreased by $17,000, or 26.7% for the three months ended March 31, 2000.

Interest and dividends decreased by $33,000, or 34.7%, to $62,000 for the three months ended March 31, 2000 from $95,000 for the prior comparable period. This decrease in interest and dividend revenue resulted from lower cash balances and corresponding lower interest and dividend earnings in connection with the Company's ongoing business expansion strategy.

The gain on trading was $137,000 for three months ended March 31, 2000 compared to a gain of $202,000 for the prior comparable period. The Company's decrease is attributable to a slight decrease in market value of its market making securities inventory.

Total expenses increased by $51,000, or 2.9% to $1,807,000 for the three months ended March 31, 2000 from $1,756,000 for the prior comparable period. The slight increase in overall expense is mainly attributable to increased staffing offset by a decrease in professional fees.

Compensation and benefits increased by $159,000, or 20.9%, to $920,000 for the three months ended March 31, 2000 from $761,000 for the prior comparable period. Compensation expense includes sales commissions paid to brokers and varies in relation to changes in commission revenue.

The increase in compensation is mainly due to the addition of three employees and an increase in commission expense due to a change in commission structure on institutional sales compared to the three months ended March 31, 1999.

Communication expense increased by $23,000, or 35.9%, to $87,000 for the three months ended March 31, 2000 from $64,000 for the prior comparable period. This increase is attributable to increased staffing throughout the year as a result of the Company's overall business expansion efforts.

Occupancy and equipment decreased by $21,000, or 12.3%, to $150,000 for the three months ended March 31, 2000 from $171,000 for the prior comparable period. The decrease is primarily the result of renegotiating existing office leases upon renewal.

Professional fees decreased by $127,000, or 55.0%, to $104,000 for the three months ended March 31, 2000 from $231,000 for the prior comparable period. The decrease in professional fees is the result of the expiration of contractual arrangements and the decline in the use of consultants for special projects.

Travel and business development decreased by $51,000, or 64.6%, to $28,000 for the three months ended March 31, 2000 from $79,000 for the prior comparable period. The decrease is due primarily to a decrease in travel during the period.

Advertising expense increased by $51,000, or 68.0%, to $126,000 for the three months ended March 31, 2000 from $75,000 for the prior comparable period. This increase is attributable to the Company's efforts to increase public awareness of the Chapman brand name and the DEM (Domestic Emerging Market) strategy.

Other operating expenses increased by $22,000, or 11.6%, to $211,000 for the three months ended March 31, 2000 from $189,000 for the prior comparable period. The increase in other operating expense is primarily due to increases in postage, repairs and maintenance, printing costs, seminars, conferences and dues and subscriptions offset by decreases in interest expense and other taxes which account for 95.5% of the total variance.

Income tax benefit decreased by $61,000 for the three months ended March 31, 2000 from a tax benefit of $61,000 for the prior comparable period. The decrease in the income tax benefit is due to a valuation reserve established on December 31, 1999.

Net loss increased by $338,000 to $461,000 for the three months ended March 31, 2000 from $123,000 for the prior comparable period. This change was a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Chapman Holdings' assets are reasonably liquid with a substantial majority consisting of cash and cash equivalents, investment securities, and receivables from other broker-dealers and Chapman Holdings' clear agent, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and Chapman Holdings' clearing agent turn over rapidly. Both Chapman Holdings' total assets as well as the individual components as a percentage of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies. Chapman Holdings' total assets of December 31, 1999 and March 31, 2000 were $8,535,000 and $7,955,000, respectively.

     The Chapman Co., Chapman Holdings' wholly-owned broker-dealer subsidiary, is subject to the net capital rules of the NASD. As such, The Chapman Co. is subject to certain restrictions on the use of capital and its related liquidity. The net capital position of The Chapman Co. as of December 31, 1999 and March 31, 2000 was $1,528,000 and 1,835,000, respectively which was $1,278,000 and $1,585,000, respectively in excess of its minimum NASD net capital requirement.

     Chapman Holdings' cash and cash equivalents were $1,035,00 and $958,000 as of December 31, 1999 and March 31, 2000, respectively.

     Historically, Chapman Holdings has financed its operations through the sale of equity securities and cash flow from operations. At March 31, 2000, Champman Holdings had margin debt of approximately $1,632,000 to finance the purchase of securities owned which is primarily the stock of Chapman Holdings and Chapman Capital Management Holdings, Inc. Chapman Holdings' overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business. These reviews take into account business needs as well as Chapman Holdings' regulatory capital requirements. Chapman Holdings believes that its capital structure is adequate for current operations.

                            YEAR 2000 SYSTEM COSTS

     The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has completed the inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its primary service providers' computer systems, to determine their ability to accurately process after December 31, 1999. The Company has completed the testing of its critical internal application systems.

     Although we suffered no significant Year 2000 problems at the start of 2000 or thorugh March 31, 2000, and while we believe that we are taking prudent and necessary action to maintain Year 2000 readiness, we can give no assurance that the Year 2000 issue will not result in future information or communications systems interruptions. Any interruptions could be expected to have a material adverse effect on our business, financial condition, results of operations and business prospects and may subject us to liability to our clients. We are currently building upon our existing contingency plan.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a special meeting of shareholders on April 20, 2000. The Company's stockholders voted at the special meeting to approve the merger of the Company into a subsidiary of eChapman.com, Inc., as indicated below. The following chart indicates the number of abstentions, the number of shares voting in favor of the matter presented at the special meeting and the number of shares voting against the matter presented at the special meeting.


--------------------------------------------------------------------------------
                                Shares Voting in Favor    Shares Voting Against
                Abstentions         of Proposal                  Proposal
--------------------------------------------------------------------------------
Common Stock       0                 2,083,768                       0
--------------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits required by Item 601 of Regulation S-B:

          Exhibit 10.1 $17,322 Promissory Note to the Chapman Co. from Nathan A. Chapman,Jr. dated March 31, 2000.

          Exhibit 27:    Financial Data Schedule

B.        Reports on Form 8-K

On March 31, 2000, the Company filed a Form 8-K to revise its previously released earnings and announce certain changes in its accounting practices.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHAPMAN HOLDINGS, INC.

                      By:    /s/ NATHAN A. CHAPMAN, JR.
                             ---------------------------------------------------
                             Nathan A. Chapman, Jr.
                             President, Chairman of the Board and Director

                             /s/ DEMETRIS B. BROWN
                             ---------------------------------------------------
                             Demetris B. Brown
                             Chief Financial Officer
                             (Principal Financial Officer and Principal
                             Accounting Officer)

Date:  May 12, 2000

                                 EXHIBIT INDEX


Exhibit No.         Description of Exhibit
10.1                $17,322 Promissory Note to the Chapman Co. from
                    Nathan A. Chapman Jr. dated March 31, 2000.

27                  Financial Data Schedule
